Form 10-Q
period 1997-08-30
ICON FITNESS CORP; ICON HEALTH & FITNESS INC; IHF HOLDINGS INC
filed 1997-10-14
CIK 1029294, 934798, 934799

                                FORM 10-Q
            UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
 (Mark One)
 [*] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
       For the quarterly period ended August 30, 1997
                                   OR
 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
       For the transition period from _____________ to ______________

 Commission File Numbers: 33-87930, 33-87930-0, 333-18475

                        ICON Health & Fitness, Inc.
                             IHF Holdings, Inc.
                         ICON Fitness Corporation
          (Exact name of registrant as specified in its charter)

          Delaware                      87-0531206, 87-0531209, 87-0566936
 (State or other jurisdiction of       (I.R.S. Employer Identification Nos.)
 incorporation or organization)

                     1500 South 1000 West Logan, Utah  84321
                  (Address and zip code of principal executive offices)

                                    (801) 750-5000
                 (Registrant's telephone number, including area code)

                                    Not Applicable
                  (Former name, former address and former fiscal year,
                             if change since last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No
                                                                   ---   ---
 APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

 Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a
 plan confirmed by a court.  Yes   No
                                ---  ---
                       APPLICABLE ONLY TO CORPORATE ISSUERS

 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                       ICON Health & Fitness, Inc. 1,000 shares,
                          IHF Holdings, Inc.  1,000 shares,
                        ICON Fitness Corporation 100 shares.

                           ICON Fitness Corporation
               and its wholly-owned subsidiary, IHF Holdings, Inc.
          and its wholly-owned subsidiary, ICON Health & Fitness, Inc.

                                  FORM 10-Q INDEX


                                                                     Page No.
                                                                     --------
 PART I - FINANCIAL INFORMATION . . .  . . . . . . . . . . . . . . . . . . 3

 Item 1.  Financial Statements . . . . . . . . . . . . . . . . . . . . . 3-6

          Consolidated Condensed Balance
          Sheets as of August 30, 1997 and
          May 31, 1997 . . . . . . . . . . . . . . . . . . . . . . . . . 3-4

          Consolidated Condensed Statements
          of Operations for the three months
          ended August 30, 1997 and August 31, 1996 . . . . . . . . . . .  5

          Consolidated Condensed Statements
          of Cash Flows for the three months
          ended August 30, 1997  and August 31, 1996 . . . . . . . . . . . 6

          Notes to Consolidated Condensed
          Financial Statements . . . . . . . . . . . . . . . . . . . . . . 7

 Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations . . . . . . . . . . . . . . . . . . . . . . . . .  7-10

 PART II - OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . .  10

 Item 1.  Legal Proceedings . . . . . . . . . . . . .  . . . . . . . . .  10

 Item 2.  Changes in Securities . . . . . . . . . . .  . . . . . . . . .  10

 Item 3.  Defaults Upon Senior Securities . . . . . .  . . . . . . . . .  10

 Item 4.  Submission of Matters to a Vote of Securities Holders  . . . .  11

 Item 5.  Other Information . . . . . . . . . . . . . . . . . .  . . . .  11

 Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . .  11

 Signatures . . . . . . . . . . . . . . . . . . . . . . . . . .  . . . .  11

                             PART 1 - FINANCIAL INFORMATION

 Item 1.  Financial Statements

 ICON Fitness Corporation and its wholly-owned subsidiary, IHF Holdings, Inc. and its wholly-owned subsidiary, ICON Health & Fitness, Inc.
 CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)
 (In Thousands)



                           ICON Fitness       IHF         ICON Health    ICON Fitness IHF Holding, ICON Health
                           Corporation   Holdings, Inc.  & Fitness, Inc. Corporation     Inc.      &Fitness,Inc.
                            August 30,     August 30,      August 30,    May 31, 1997  May 31,1997  May 31,1997
                              1997           1997            1997
                           ____________  ______________  _______________ ____________ ____________ ____________
 Assets
 Current assets
   Cash                        $5,671         $5,671          $5,671       $5,560        $5,560        $5,560
   Accounts receivable-net    143,706        143,706         143,706      192,825       192,825       192,825
   Inventories:
     Raw materials             36,747         36,747          36,747       27,974        27,974        27,974
     Finished goods           125,322        125,322         125,322       93,864        93,864        93,864
   Deferred income taxes       14,919         14,777          14,409        8,401         8,301         8,006
   Other current assets        10,595         10,595          10,595       12,895        12,895        12,895
   Asset held for sale         17,080         17,080          17,080       17,080        17,080        17,080
   Income tax receivable        7,440          7,440           7,440        7,429         7,429         7,429
                              -------        -------         -------      -------       -------       -------
 Total current assets         361,480        361,338         360,970      366,028       365,928       365,633
   Property and equipment
     Land                       2,371          2,371           2,371        2,371         2,371         2,371
     Building                  17,130         17,130          17,130       17,391        17,391        17,391
     Machinery and equipment   61,904         61,904          61,904       59,318        59,318        59,318
                              -------        -------         -------      --------      --------      --------
   Total                       81,405         81,405          81,405       79,080        79,080        79,080
     Less:accum depreciation  (30,817)       (30,817)        (30,817)     (27,342)      (27,342)      (27,342)
                              --------       --------        --------     --------      --------      --------
   Property & equipment-net    50,588         50,588          50,588       51,738        51,738        51,738
   Receivable from parent       2,307          2,307           2,307        2,307         2,307         2,307
   Trademarks,ne               18,024         18,024          18,024       18,236        18,236        18,236
   Deferred income taxes       10,587          7,622                        8,338         6,405          --
   Other assets                30,516         26,594          21,910       28,157        24,066        19,029
                             --------       --------        --------     --------      --------
 Total assets                $473,502       $466,473        $453,799     $474,804      $468,680      $456,943
                             ========       ========        ========     ========      ========      ========




 See notes to consolidated condensed financial statements.

 ICON Fitness Corporation and its wholly-owned subsidiary, IHF Holdings, Inc. and its wholly-owned subsidiary, ICON Health & Fitness, Inc.
 CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited) (Continued)
 (In Thousands)




                          ICON Fitness       IHF         ICON Health    ICON Fitness IHF Holding,  ICON Health
                          Corporation   Holdings, Inc.  & Fitness, Inc. Corporation     Inc.      &Fitness,Inc.
                            August 30,     August 30,      August 30,   May 31, 1997  May 31,1997  May 31,1997
                              1997           1997            1997
                          ____________  ______________  _______________ ____________ ____________ _____________

 Liabilities and
 Stockholders' Equity
 (Deficit)

 Current liabilities

   Current portion of
     long-term debt             $5,607         $5,607          $5,607       $5,401        $5,401        $5,401
   Accounts payable            117,850        117,850         117,850      112,079       112,079       112,079
   Interest payable              2,668          2,668           2,668        6,220         6,220         6,220
   Accrued expenses             19,995         19,995          19,995       20,696        20,696        20,696
   Income taxes payable          1,641          1,641           1,641        1,165         1,165         1,165
                               -------        -------         -------      -------       -------       -------
   Total current liabilities   147,761        147,761         147,761      145,561       145,561       145,561

   Long term-debt              499,760        408,532         325,875      489,400       401,196       321,625
   Deferred income taxes          --             --               245         --            --             501
   Other liabilities             1,464          1,464           1,464         --            --            --

 Stockholders' equity (deficit)
   Common stock & additional
     paid-in capital            49,698        127,767         166,184       49,699       127,767       166,184
   Receivable from officers
     for purchase of equity       (656)          (656)           (656)        (656)         (656)         (656)
   Cumulative translation
     adjustment                   (389)          (389)           (389)        (506)         (506)         (506)
   Retained earnings(deficit) (224,136)      (218,006)       (186,685)    (208,694)     (204,682)     (175,766)
                              ---------      ---------       ---------    ---------     ---------     ---------
 Total Stockholders' Equity   (175,483)       (91,284)        (21,546)    (160,157)      (78,077)      (10,744)
                              ---------      ---------       ---------    ---------     ---------     ---------
 Total liabilities and
   stockholders' equity         $473,502       $466,473        $453,799     $474,804      $468,680      $456,943
                              ==========     ==========      ==========   ==========    ==========    ==========






 See notes to consolidated condensed financial statements.

 ICON Fitness Corporation and its wholly-owned subsidiary, IHF Holdings, Inc. and its wholly-owned subsidiary, ICON Health & Fitness, Inc.
 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
 (In Thousands)





                                                        For The Three Months Ended

                          ICON Fitness       IHF         ICON Health    ICON Fitness IHF Holding,  ICON Health
                          Corporation   Holdings, Inc.  & Fitness, Inc. Corporation     Inc.      &Fitness,Inc.
                            August 30,     August 30,      August 30,     August 31,   August 31,   August 31,
                              1997           1997            1997           1996         1996         1996
                          ____________  ______________  _______________ ____________ ____________ _____________

 Net sales                   $127,482       $127,482        $127,482     $125,810      $125,810      $125,810
 Cost of goods sold            92,334         92,334          92,334       90,581        90,581        90,581
   Cost of goods sold-
     revaluation of HealthRider,
     Weider Sports and CanCo
     inventory                    326            326              326        1,865         1,865         1,865
                             --------       --------         --------    ---------       -------       -------
 Gross profit                  34,822         34,822           34,822       33,364        33,364        33,364
                             --------       --------         --------    ---------       -------       -------
 Operating expenses:

   Selling expenses            26,645         26,645           26,645       18,813        18,813        18,813
   Research and development     1,920          1,920            1,920        1,639         1,639         1,639
   General and administrative  13,837         13,837           13,837       10,887        10,887        10,887
                               ------         ------           ------       ------        ------        ------
 Total operating expenses      42,402         42,402           42,402       31,339        31,339        31,339
                               ------         ------           ------       ------        ------        ------
 Operating income (loss)       (7,580)        (7,580)          (7,580)       2,025         2,025         2,025
   Interest expense            14,591         11,569            8,482        8,773         8,773         6,167
   Dividend on cumulative
     redeemable preferred
     stock of Subsidiary         --             --               --         1,275           --            --
   Amortization of deferred
     financing fees             1,758          1,588            1,236          949           949           652
                              --------       --------         --------      -------      --------      --------
 Loss before income tax       (23,929)       (20,737)         (17,298)      (8,972)       (7,697)       (4,794)
 Benefit from income taxes     (8,487)        (7,413)          (6,379)      (1,875)       (1,875)       (1,173)
                             ---------      ---------        ---------     --------      --------      --------
 Net loss                    ($15,442)      ($13,324)        ($10,919)     ($7,097)      ($5,822)      ($3,621)
                             =========      =========        =========     ========      ========      ========



 See notes to consolidated condensed financial statements.

 ICON Fitness Corporation and its wholly-owned subsidiary, IHF Holdings, Inc. and its wholly-owned subsidiary, ICON Health & Fitness, Inc.
 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
 (In Thousands)




                                                        For The Three Months Ended

                          ICON Fitness       IHF         ICON Health    ICON Fitness IHF Holding,  ICON Health
                          Corporation   Holdings, Inc.  & Fitness, Inc. Corporation     Inc.      &Fitness,Inc.
                            August 30,     August 30,      August 30,     August 31,  August 31,    August 31,
                              1997           1997            1997           1996        1996          1996
                          ____________  ______________  _______________ ____________ ____________ _____________

 OPERATING ACTIVITIES:
 Net income/(loss)           ($15,442)      ($13,324)       ($10,919)     ($7,097)      ($5,822)      ($3,621)
 Adjustments to reconcile net
   income to net cash provided
   by operating activity:

   Provision for bad debt and
     advertising allowance      4,641          4,641           4,641        2,792         2,792         2,792
   Provision/(benefit)for
     deferred taxes            (8,767)        (7,693)         (6,659)        (140)         (140)          --
   Amortization of debt
     discount and deferred
     financing fees             7,944          4,752           1,313        3,607         3,607           703
   Depreciation & amortization  3,966          3,966           3,966        2,284         2,284         2,284
   Inventory  revaluation         326            326             326          --            --            --
   Interest expense attributable
     to dividends on preferred
     stock                        --             --              --         1,275           --            --
 Changes in operating assets
   and liabilities:
   Accounts receivable         44,556         44,556          44,556        9,360         9,360         9,360
   Inventory                  (40,558)       (40,558)        (40,558)     (37,004)      (37,004)      (37,004)
   Other assets                (2,166)        (2,166)         (2,166)         387           387           950
   Account payable and
     accrued expenses           3,441          3,441           3,441       (7,079)       (7,079)       (7,079)
                              --------       --------        --------     --------      --------      --------
 Net cash received from/(used in)
   operating activities        (2,059)        (2,059)         (2,059)     (31,615)      (31,615)      (31,615)

 INVESTING ACTIVITIES:
   Payments for acquisitions      --            --              --        (28,203)      (28,203)      (28,203)
   Purchases of property
     and equipment             (2,325)        (2,325)         (2,325)      (6,598)       (6,598)       (6,598)
                               -------        -------         -------     --------      --------      --------
 Net cash received from /(used in)
   investing  activities       (2,325)        (2,325)         (2,325)     (34,801)      (34,801)      (34,801)
                               -------        -------         -------     --------      --------      --------
 FINANCING ACTIVITIES:

   Proceeds from long-term debt,
     net of payments            4,378          4,378           4,378       51,924        51,924        51,924
                                -----          -----           -----       ------       --------      --------
   Net cash received from/
     (used in) financing
     activities                 4,378          4,378           4,378       51,924        51,924        51,924
                                -----          -----           -----       ------       --------      --------
   Effect of exchange rate
     change on cash               117            117             117         (234)         (234)         (234)
                                -----          -----           -----      --------      --------      --------
   Net increase/(decrease)in cash 111            111             111      (14,726)      (14,726)      (14,726)
 Cash at beginning of period    5,560          5,560           5,560       19,313        19,313        19,313
                               ------         ------          ------      --------      --------      --------
 Cash at end of period         $5,671         $5,671          $5,671       $4,587        $4,587        $4,587
                               ======         ======          ======       ======       ========      ========
 SUPPLEMENTAL DISCLOSURES:
   Cash paid (received)
     during the year for:
   Interest                   $11,481        $11,481         $11,481       $9,073        $9,073         $9,073
   Income taxes                 ($174)         ($174)          ($174)         $35           $35            $35


 See notes to consolidated condensed financial statements.

 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

 Basis of Presentation

 IHF Holdings, Inc. ("IHF Holdings") is a holding company whose principal asset is all of the capital stock of ICON Health & Fitness, Inc. ("ICON Health"). ICON Fitness Corporation ("ICON Fitness") is a holding company whose principal asset is all of the capital stock of IHF Holdings. IHF Capital, Inc. ("IHF Capital") which is not a registrant, is a holding company whose principal asset is all of the common stock of IHF Fitness. Unless the context requires otherwise, all references herein to the "Company" refer to the combined operations of the companies.

 The accompanying consolidated condensed financial statements and notes should be read in conjunction with the financial statements contained in the Company's Annual Report on Form 10-K. In the opinion of management, the accompanying consolidated condensed financial statements include all adjustments necessary for a fair presentation of the results of the interim periods presented and all such adjustments are of a normal recurring nature. The home fitness industry is seasonal in nature and the results of operations for the interim periods presented may not be indicative of the results for the full year.

 The preparation of consolidated financial statements in accordance with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingencies at the date of the consolidated financial statements and the reported amount of revenues and expenses during the period. Actual results could differ from those estimates.


 Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations.

 This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words, "believes," "anticipates," "plans," "expects," "intends" and similar expressions are intended to identify forward-looking statements. The Company's actual results could differ materially from those set forth in the forward-looking statements.

 Seasonality

 The Company has historically sold the majority of its products to customers in its second and third fiscal quarters (i.e., from September through February). Increased sales and distribution typically have occurred in the Christmas retail season and the beginning of a new calendar year because of increased customer promotions and customer purchases. While this seasonality has been the trend, it may not be indicative of the results to be expected for this fiscal year or any future years. The following table reflects the Company's net sales for the first quarter of fiscal 1998 and for each quarter in fiscal 1997 and fiscal 1996.

                         First     Second    Third      Fourth
                        Quarter    Quarter   Quarter    Quarter
                        -------    -------   -------    -------
          Fiscal 1998   $127.5       --         --         --
          Fiscal 1997   $125.8     $249.5     $248.7     $212.2
          Fiscal 1996   $124.8     $228.5     $240.9     $153.4

 Operating Results for the First Quarters of 1998 and 1997
 ---------------------------------------------------------

 Net sales were $127.5 million in the first quarter of fiscal 1998, compared to $125.8 million in the first quarter of fiscal 1997. Domestic treadmill sales increased $23.8 million in the first quarter of fiscal 1998 to $67.3 million compared to $43.5 million in the first quarter of fiscal 1997. Domestic treadmill sales accounted for approximately 52.8% and 34.6% of total net sales during the first quarter of fiscal 1998 and 1997. Sales of the Company's line of upright rowers decreased $19.4 million to $1.6 million from $21.0 million in the first quarter of 1997. Sales of trampolines decreased $4.3 million in the first quarter of 1998 to $13.1 million from $17.4 million in the first quarter of fiscal 1997. The Company has introduced several new products which include Airwalkers, home spas, relaxation chairs and elliptical products which generated $7.0 million of sales in the first quarter of fiscal 1998 compared to $.8 million in the first quarter of fiscal 1997.

 Gross profit for the first quarter of fiscal 1998 was $34.8 million, or 27.3% of net sales, compared to $33.4 million, or 26.6% of net sales, for the first quarter of fiscal 1997. The step-up of HealthRider inventory increased cost of sales by $.3 million in the first quarter of fiscal 1998 and $1.9 million in the first quarter of fiscal 1997. Without these charges, the gross profit would have been 27.5%, and 28.1% for the first quarter of fiscal 1998 and 1997 respectively. This decrease is attributed to the changes in product mix.

 Selling expenses were $26.6 million, or 20.9% of net sales, in the first quarter of fiscal 1998 compared to $18.8 million, or 14.9% of net sales, for the first quarter of fiscal 1997. This increase of $7.8 million over the same period last year is primarily due to the increase of selling expenses of HealthRider from $2.5 million for two weeks of operation included in the first quarter of 1997 to $5.5 million for the first quarter of fiscal 1998. Other increases include freight charges of $1.8 million, customer service and warranty expenses of $1.2 million and bad debt expenses of $1.0 million.

 Research and development expenses were $1.9 million or 1.5% of net sales, for the first quarter of 1998 compared to $1.6 million, or 1.3% of net sales, for the first quarter 1997.

 General and administrative expenses totaled $13.8 million, or 10.8% of net sales, for the first quarter of 1998 compared to $10.9 million, or 8.7% of net sales, for the first quarter of 1997. This increase in general and administrative expenses as a percentage of sales can be attributed in part to the inclusion of the operating results of HealthRider and ICON of Canada for the entire first quarter of fiscal 1998. These costs were $.4 million for the first quarter of 1997 compared to $1.5 for the first quarter of 1998. The balance of $1.8 million is due to the higher costs associated with operating the Company's business.

 As a result of the foregoing factors, the operating loss was $7.6 million in the first quarter of fiscal 1998, compared to operating income of $2.0 million in the first quarter of fiscal 1997.

 Interest expense, including amortization of deferred financing fees, was $9.7 million for ICON Health, $13.2 million for IHF Holdings and $16.3 million for ICON Fitness in the first quarter of fiscal 1998 compared to $6.8 million for ICON Health and $9.7 million for IHF Holdings and ICON
 Fitness for the first quarter of fiscal 1997.   In the first quarter of
 fisal 1997, ICON Fitness recorded an additional $1.3 million of interest expense related to dividends accruing on the IHF Holdings preferred stock issued in connection with the Recapitalization and which was held by affiliates of the Company. The IHF Holdings preferred stock was redeemed with the proceeds of the 14% Series A Senior Secured Discount Notes issued in November 1996. Interest expense has increased due to the interest associated with these Senior Discount Notes, the Company's growth and the high level of borrowing incurred in connection with the HealthRider Acquisition, the WHF Settlement the Weider Sports and CanCo Acquisitions.

 The income tax benefit was $6.4 million for ICON Health, $7.4 million for IHF Holdings, and $8.5 million for ICON Fitness for the first quarter of 1998 compared with a tax benefit of $1.2 million for ICON Health and a tax benefit of $1.9 million for IHF Holdings and ICON Fitness during the first quarter of fiscal 1997. This is a result of the increase in the loss before income tax during the first quarter of 1998 compared to the same period in the preceding year.

 As a result of the foregoing factors, the net operating loss was $10.9 million for ICON Health and $13.3 million for IHF Holdings and $15.4 million for ICON Fitness for the first quarter of 1998 compared to net operating loss of $3.6 million for ICON Health, $5.8 million for IHF Holdings and $7.1 million for ICON Fitness during the same period for fiscal 1997.

 Advertising allowances with retail customers have increased by $3.2 million to $6.1 million at August 30, 1997 from $2.9 million at May 31, 1997. Advertising allowances are generally a fixed percentage of sales to customers. Fluctuations in the balance of this allowance are attributable to changes in customer sales mix and the timing of when allowances are taken.

 Bad debt allowances totaled $3.3 million at August 30, 1997 compared to $2.6 at May 31, 1997. This increase in the allowance is primarily due to additional amounts allocated to the Montgomery Ward provision. Montgomery Ward recently filed for protection under Chapter 11 of the Bankruptcy Code. Terms with retail customers remained unchanged from previous periods.

 Liquidity and Capital Resources
 -------------------------------

 As a result of the Company's Recapitalization on November 14, 1994, the Company's cash needs have changed significantly. Management believes that cash flows from operations and ICON Health's ability to make revolving credit borrowings under the amended Credit Agreement will provide adequate funds for working capital, planned capital expenditures and debt service obligations for the foreseeable future. Nevertheless, the Company is highly leveraged, and the ability to fund operations, make planned capital expenditures, make scheduled debt payments and refinance indebtedness depends on future operating performance and cash flows, which in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond the Company's control.

 In the first three months of fiscal 1998, the Company used $2.1 million of cash in operating activities primarily as a result of increased inventory in preparation of the Company's peak selling season. During the first three months of fiscal 1998, the Company had a net increase in cash of $.1 million. The Company also used $2.3 million of cash in the first three months of fiscal 1998 for capital expenditures primarily related to tooling and manufacturing equipment.

 At August 30, 1997, ICON Health had $184.5 million of revolving credit borrowings under the Credit Agreement. At the close of the quarter additional availability under this Credit Agreement was $16.4 million. Management believes that availability under this amended Credit Agreement is adequate to meet the Company's obligations. The revolving credit borrowings have increased by $5.7 million from $178.8 million reported at the end of fiscal 1997. Line of Credit borrowings have historically been used to fund increased inventory levels, finance normal trade credit for customers, finance acquisitions, make interest payment on debt issued in connection with the Company's Recapitalization and to fund capital expenditures.


                          PART II - OTHER INFORMATION

 Item 1.  Legal Proceedings.

 The Company is party to a variety of non-product liability commercial suits involving contract claims and intellectual property claims. The Company believes that potential adverse resolution of these suits will not have a material adverse effect on the Company. The Company is also involved in several patent infringement claims, arising in the ordinary course of its business. The Company believes that the ultimate outcome of these matters will not have a material adverse effect on the Company.

 Item 2.  Changes in Securities.

          None.

 Item 3.  Defaults Upon Senior Securities.

          None.

 Item 4.  Submission of Matters to a Vote of Security Holders.

          None.

 Item 5.  Other Information.

          None.

 Item 6.  Exhibits and Reports on Form 8-K.


 Exhibits.

 27.1 Financial Data Scheduled for ICON Fitness Corporation

 27.2 Financial Data Schedule for IHF Holdings, Inc.

 27.3 Financial Data Schedule for ICON Health & Fitness, Inc.

 Reports on Form 8-K.

          None.




 SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.


                                      ICON Fitness Corporation
                                      IHF Holdings,Inc.
                                      ICON Health & Fitness, Inc.
                                        (Registrants)


 Date: October 14, 1997
       _________________           By /s/ Gary Stevenson
                                     ________________________________
                                        Gary Stevenson, President



                                   By /s/ S. Fred Beck
                                     ______________________________________
                                     S. Fred Beck, Chief Accounting Officer