Form 10-Q
period 1997-11-29
ICON FITNESS CORP; ICON HEALTH & FITNESS INC; IHF HOLDINGS INC
filed 1998-01-13
CIK 1029294, 934798, 934799

FORM 10-Q
            UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
 (Mark One)
 [*] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

           For the quarterly period ended November 29, 1997
                                   OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934
       For the transition period from _____________ to ______________

 Commission File Numbers: 333-18475, 33-87930-0, 33-87930

                         ICON Fitness Corporation
                             IHF Holdings, Inc.
                        ICON Health & Fitness, Inc.

          (Exact name of registrant as specified in its charter)

          Delaware                      87-0566936, 87-0531209, 87-0531206
 (State or other jurisdiction of       (I.R.S. Employer Identification Nos.)
 incorporation or organization)

                     1500 South 1000 West Logan, Utah  84321
                  (Address and zip code of principal executive offices)

                                    (801) 750-5000
                 (Registrant's telephone number, including area code)

                                    Not Applicable
                  (Former name, former address and former fiscal year,
                             if change since last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No___

 APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

 Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes __ No __

                       APPLICABLE ONLY TO CORPORATE ISSUERS

 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                        ICON Fitness Corporation 100 shares,
                          IHF Holdings, Inc.  1,000 shares,
                       ICON Health & Fitness, Inc. 1,000 shares.

                           ICON Fitness Corporation
               and its wholly-owned subsidiary, IHF Holdings, Inc.
          and its wholly-owned subsidiary, ICON Health & Fitness, Inc.

                                  FORM 10-Q INDEX


 Page No.

 PART I - FINANCIAL INFORMATION . . .  . . . . . . . . . . . . . . . . . . 3

 Item 1.  Financial Statements . . . . . . . . . . . . . . . . . . . . . 3-7

          Consolidated Condensed Balance
          Sheets as of November 29, 1997 and
          May 31, 1997 . . . . . . . . . . . . . . . . . . . . . . . . . 3-4

          Consolidated Condensed Statements
          of Operations for the six months
          ended November 29, 1997 and November 30, 1996 . . . . . . . .  5-6

          Consolidated Condensed Statements
          of Cash Flows for the six months
          ended November 29, 1997 and November 30, 1996  . . . . . . . . . 7

          Notes to Consolidated Condensed
          Financial Statements . . . . . . . . . . . . . . . . . . . . . . 8

 Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations . . . . . . . . . . . . . . . . . . . . . . . . .  8-12

 PART II - OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . .  13

 Item 1.  Legal Proceedings . . . . . . . . . . . . .  . . . . . . . . .  13

 Item 2.  Changes in Securities . . . . . . . . . . .  . . . . . . . . .  13

 Item 3.  Defaults Upon Senior Securities . . . . . .  . . . . . . . . .  13

 Item 4.  Submission of Matters to a Vote of Securities Holders  . . . .  13

 Item 5.  Other Information . . . . . . . . . . . . . . . . . .  . . . .  13

 Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . .  13

 Signatures . . . . . . . . . . . . . . . . . . . . . . . . . .  . . . .  13














                              PART 1 - FINANCIAL INFORMATION



Item 1.  Financial Statements



ICON Fitness Corporation and its wholly-owned subsidiary, IHF Holdings, Inc. and its wholly-owned subsidiary, ICON Health & Fitness, Inc.
CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)(In Thousands)





                           ICON Fitness       IHF         ICON Health    ICON Fitness IHF Holding, ICON Health
                           Corporation   Holdings, Inc.  & Fitness, Inc. Corporation     Inc.      &Fitness,Inc.
                           November 29,   November 29,     November 29,  May 31, 1997  May 31,1997  May 31,1997
                              1997           1997            1997
                           ____________  ______________  _______________ ____________ ____________ ____________
 Assets
 Current assets
   Cash                        $4,000         $4,700          $4,700       $5,560        $5,560        $5,560
   Accounts receivable, net   224,050        224,050         224,050      192,825       192,825       192,825
   Inventories:
     Raw materials             59,472         59,472          59,472       27,974        27,974        27,974
     Finished goods            81,156         81,156          81,156       93,864        93,864        93,864
   Deferred income taxes       14,581         14,395          13,952        8,401         8,301         8,006
   Other current assets        10,360         10,360          10,360       12,895        12,895        12,895
   Asset held for sale         17,080         17,080          17,080       17,080        17,080        17,080
   Income tax receivable        7,440          7,440           7,440        7,429         7,429         7,429
                              _______        _______         _______      _______       _______       _______
 Total current assets         418,839        418,653         418,210      366,028       365,928       365,633

   Property and equipment
     Land                       2,371          2,371           2,371        2,371         2,371         2,371
     Building                  17,130         17,130          17,130       17,391        17,391        17,391
     Machinery and equipment   66,326         66,326          66,326       59,318        59,318        59,318
                               ______         ______          ______       ______        ______        ______
   Total                       85,827         85,827          85,827       79,080        79,080        79,080
     Less:accum depreciation  (34,064)       (34,064)        (34,064)     (27,342)      (27,342)      (27,342)
                              ________       ________        ________     ________      ________      ________
   Property & equipment, net   51,763         51,763          51,763       51,738        51,738        51,738
   Receivable from parent       2,303          2,159           2,159        2,307         2,307         2,307
   Trademarks, net             17,747         17,747          17,747       18,236        18,236        18,236
   Deferred income taxes       12,228          8,231            --          8,338         6,405          --
   Other assets                30,516         26,594          21,910       28,157        24,066        19,029
                             ________       ________        ________     ________      ________      ________
 Total assets                $531,657       $523,725        $510,719     $474,804      $468,680      $456,943
                             ========       ========        ========     ========      ========      ========





 See notes to consolidated condensed financial statements.















ICON Fitness Corporation and its wholly-owned subsidiary, IHF Holdings, Inc. and its wholly-owned subsidiary, ICON Health & Fitness, Inc.
CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)(Continued)(In Thousands)




                          ICON Fitness       IHF         ICON Health    ICON Fitness IHF Holding,  ICON Health
                          Corporation   Holdings, Inc.  & Fitness, Inc. Corporation     Inc.      &Fitness,Inc.
                          November 29,   November 29,    November 29,   May 31, 1997  May 31,1997  May 31,1997
                              1997           1997            1997
                          ____________  ______________  _______________ ____________ ____________ _____________

 Liabilities and
 Stockholders' Equity
 (Deficit)

 Current liabilities

   Current portion of
     long-term debt             $5,921         $5,921          $5,607       $5,401        $5,401        $5,401
   Accounts payable            142,485        142,485         117,850      112,079       112,079       112,079
   Interest payable              --               -                          6,220         6,220         6,220
   Accrued expenses             27,238         27,238          27,238       20,696        20,696        20,696
   Income taxes payable          2,696          2,696           2,696        1,165         1,165         1,165
                               _______        _______         _______      _______       _______       _______
   Total current liabilities   178,340        178,340         147,340      145,561       145,561       145,561

   Long term-debt              529,018        434,769         349,024      489,400       401,196       321,625
   Deferred income taxes            87             87             686         --            --             501
   Other liabilities               --                            --           --            --            --

 Stockholders' equity (deficit)
   Common stock & additional
     paid-in capital            49,699        127,767         166,184       49,699       127,767       166,184
   Receivable from officers
     for purchase of equity       (656)          (656)           (656)        (656)         (656)         (656)
   Cumulative translation
     adjustment                     (8)            (8)             (8)        (506)         (506)         (506)
   Retained earnings(deficit) (224,823)      (216,574)       (182,851)    (208,694)     (204,682)     (175,766)
                              _________      _________       _________    _________     _________     _________
 Total Stockholders' Equity   (175,788)       (89,471)        (17,331)    (160,157)      (78,077)      (10,744)
 Total liabilities and        _________      _________       _________    _________     _________     _________
 stockholders' equity         $531,657       $523,725        $510,719     $474,804      $468,680      $456,943
                              =========      =========       =========    =========     =========     =========






 See notes to consolidated condensed financial statements.
























ICON Fitness Corporation and its wholly-owned subsidiary, IHF Holdings, Inc. and its wholly-owned subsidiary, ICON Health & Fitness, Inc.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited)(In Thousands)





                                                        For The Three Months Ended

                          ICON Fitness       IHF         ICON Health    ICON Fitness IHF Holding,  ICON Health
                          Corporation   Holdings, Inc.  & Fitness, Inc. Corporation     Inc.      &Fitness,Inc.
                          November 29,   November 29,      November 29, November 29, November 29,  November 29,
                              1997           1997            1997           1996         1996         1996
                          ____________  ______________  _______________ ____________ ____________ _____________

 Net sales                    $236,312      $236,312        $236,312     $249,495      $249,495      $249,495
 Cost of goods sold            168,428       168,428         168,428      170,029       170,029       170,029
   Cost of goods sold-
     revaluation of HealthRider,
     Weider Sports and CanCo
     inventory                       4             4               4        6,300         6,300         6,300
                               _______      ________         ________     _______       _______       _______
 Total cost of goods sold      168,432       168,432         168,432      176,329       176,329       176,329
                               _______      ________         ________     _______       _______       _______
 Gross profit                   67,880        67,880          67,880       73,166        73,166        73,166

 Operating expenses:

   Selling expenses             33,584        33,584          33,584       37,557        33,557        33,557
   Research and development      2,074         2,074           2,074        1,835         1,835         1,835
   General and administrative   16,485        16,483          16,483       16,115        16,115        16,115
   Weider Settlement               -                                       16,465        16,465        16,465
                                ______        ______          ______       ______        ______        ______
 Total operating expenses       52,143        52,141          52,141       71,972        71,972        71,972
                                _______       _______         _______     _______        _______       _______
 Operating income (loss)        15,737        15,739          15,739        1,194         1,194         1,194

   Interest expense             14,758        11,736           8,649       11,856        11,594         8,988
   Dividend on cumulative
     redeemable preferred
     stock of Subsidiary          --            --               --           850          --            --
   Amortization of deferred
     financing fees              1,480         1,310             957        1,110         1,098           800
                               ________      ________        ________      _______       _______       _______
 Income(Loss) before income tax   (501)        2,693           6,133      (12,622)      (11,498)       (8,594)
 Provision(Benefit)from income
  taxes                            186         1,261           2,299       (3,731)       (3,731)       (3,105)
                              _________     _________       _________     ________      ________      ________
 Net loss                        ($687)       $1,432          $3,834      ($8,891)      ($7,767)      ($5,489)
                              =========     =========       =========     ========      ========      ========




 See notes to consolidated condensed financial statements.























ICON Fitness Corporation and its wholly-owned subsidiary, IHF Holdings, Inc. and its wholly-owned subsidiary, ICON Health & Fitness, Inc.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited)(In Thousands)





                                                        For The Six Months Ended

                          ICON Fitness      IHF         ICON Health    ICON Fitness IHF Holding,  ICON Health
                          Corporation   Holdings, Inc.  & Fitness, Inc. Corporation     Inc.      &Fitness,Inc.
                          November 29,   November 29,      November 29, November 29, November 29,  November 29,
                              1997           1997            1997           1996         1996         1996
                          ____________  ______________  _______________ ____________ ____________ _____________

 Net sales                    $363,794      $363,794        $363,794     $375,305      $375,305      $375,305
 Cost of goods sold            260,762       260,762         260,762      260,610       260,610       260,610
   Cost of goods sold-
     revaluation of HealthRider,
     Weider Sports and CanCo
     inventory                     330           330             330        8,165         8,165         8,165
                               _______      ________         ________     _______       _______       _______
 Total cost of goods sold      261,092       261,092         261,092      268,775       268,775       268,775
                               _______      ________         ________     _______       _______       _______
 Gross profit                  102,702       102,702         102,702      106,530       106,530       106,530

 Operating expenses:

   Selling expenses             60,229        60,229          60,229       56,370        56,370        56,370
   Research and development      3,994         3,994           3,994        3,474         3,474         3,474
   General and administrative   30,322        30,320          30,320       27,002        27,002        27,002
   Weider Settlement               -                                       16,465        16,465        16,465
                                ______        ______          ______       ______        ______        ______
 Total operating expenses       94,545        94,543          94,543       103,311       103,311       103,311
                                _______       _______         _______     _______        _______       _______
 Operating income (loss)         8,157         8,159           8,159        3,219         3,219         3,219

   Interest expense             29,349        23,305          17,131       20,629        20,367        15,155
   Dividend on cumulative
     redeemable preferred
     stock of Subsidiary          --            --               --         2,125          --            --
   Amortization of deferred
     financing fees              3,238         2,898           2,193        2,059         2,047         1,452
                               ________      ________        ________     ________      ________      ________
 Income(Loss) before income tax(24,430)      (18,044)        (11,165)     (21,594)      (19,195)      (13,388)
 Provision(Benefit)from income
  taxes                         (8,301)       (6,152)         (4,080)      (5,606)       (5,606)       (4,278)
                              _________     _________       _________    _________     _________      ________
 Net loss                     ($16,129)      $11,892)        ($7,085)    ($15,988)     ($13,589)      ($9,110)
                              =========     =========       =========    =========     =========      ========




 See notes to consolidated condensed financial statements.





















ICON Fitness Corporation and its wholly-owned subsidiary, IHF Holdings, Inc. and its wholly-owned subsidiary, ICON Health & Fitness, Inc.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)(In Thousands)

                                                        For The Six Months Ended

                          ICON Fitness       IHF         ICON Health    ICON Fitness IHF Holding,  ICON Health
                          Corporation   Holdings, Inc.  & Fitness, Inc. Corporation     Inc.      &Fitness,Inc.
                          November 29,   November 29,     November 29,   November 29, November 29, November 29,
                              1997           1997            1997           1996        1996          1996
                          ____________  ______________  _______________ ____________ ____________ _____________
  OPERATING ACTIVITIES:
 Net income/(loss)           ($16,129)      ($11,892)        ($7,085)    ($15,988)     ($13,589)      ($9,110)
 Adjustments to reconcile net
   income to net cash provided
   by operating activity:

   Provision for bad debt and
     advertising allowance     10,263         10,263          10,263        5,284         5,284         5,284
   Provision/(benefit)for
     deferred taxes            (9,983)        (7,834)         (5,762)      (1,596)       (1,596)         (101)
   Amortization of debt
     discount and deferred
     financing fees
   Depreciation & amortization 23,450         17,066          10,187       12,153        11,879         6,072
   Inventory  revaluation         330            330             330        8,165         8,165         8,165
   Interest expense attributable
     to dividends on preferred
     stock                        --             --              --         2,125           --            --
 Changes in operating assets
   and liabilities:
   Accounts receivable        (41,410)       (41,410)        (41,410)     (86,137)      (86,137)      (86,137)
   Inventory                  (19,120)       (19,120)        (19,120)     (36,921)      (36,921)      (36,921)
   Other assets                (2,073)        (2,252)         (2,252)     (10,756)       (9,618)       (9,785)
   Account payable and
     accrued expenses          32,264         32,441          32,441       31,098        31,098        31,098
                               ______         ______          ______       _______       ______        ______
 Net cash received from
   (used in) operating
   activities                 (22,408)       (22,408)        (22,408)     (92,573)      (91,435)      (91,435)
                              ________       ________        ________     ________      ________      ________
 INVESTING ACTIVITIES:
   Payments for acquisitions      --            --              --        (38,962)      (38,962)      (38,962)
   Purchases of property
     and equipment             (6,748)        (6,748)         (6,748)     (13,622)      (13,622)      (13,622)
                               _______        _______         _______     ________      ________      ________
 Net cash received from
   (used in) investing
   activities                  (6,748)        (6,748)         (6,748)     (52,584)      (52,584)      (52,584)
                               _______        _______         _______     ________      ________      ________
 FINANCING ACTIVITIES:
   Proceeds from long-term
     debt, net of payments     27,799         27,799          27,799      219,030       136,763       136,763
   Return of capital to parent    -              -              -         (42,319)          -            -
   Retirement of preferred
      stock                      -              --              --        (35,748)      (35,748)          -
   Capital contribution by
      parent                     --             --              --           --          35,748          --
   Payment of debt financing
      fees                       --             --              --           --          (3,062)
                               ______         _______         _______     ________      ________      ________
   Net cash received from
     (used in) financing
     activities                27,799         27,799          27,799      137,901       136,763       136,763
   Effect of exchange rate
     change on cash               497            497             497         (492)         (492)         (492)
   Net increase(decrease)      _______        _______         _______     ________      ________      ________
       in cash                   (860)          (860)           (860)      (7,748)       (7,748)       (7,748)
 Cash at beginning of period    5,560          5,560           5,560       19,313        19,313        19,313
                              _______         _______         _______      _______       _______       _______
 Cash at end of period         $4,700         $4,700          $4,700       $11,565      $11,565       $11,565
 SUPPLEMENTAL DISCLOSURES:
   Cash paid (received)
     during the year for:
   Interest                   $17,773        $17,773         $17,773       $21,897      $21,897       $21,897
   Income taxes                   $58            $58             $58        $3,799       $3,799        $3,799


  See notes to consolidated condensed financial statements.


ICON Fitness Corporation and its wholly-owned subsidiary, IHF Holdings, Inc. and its wholly owned subsidiary, ICON Health & Fitness, Inc.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Basis of Presentation

The consolidated condensed financial statements include the accounts of ICON Fitness Corporation ("ICON Fitness"), its wholly-owned subsidiary, IHF Holdings, Inc. ("IHF Holdings"), and its wholly-owned subsidiary, ICON Health & Fitness, Inc. ("ICON"), and its wholly-owned subsidiaries (collectively, the "Company"). ICON Fitness' parent company, IHF Capital, Inc. ("IHF Capital"), is not a registrant.

The accompanying consolidated condensed financial statements and notes should be read in conjunction with the financial statements contained in the Company's 'Annual Report on Form 10-K. In management's opinion, the accompanying consolidated condensed financial statements include all adjustments necessary for a fair presentation of the results of the interim periods presented and all such adjustments are of a normal recurring nature. The home fitness industry is seasonal in nature and the results of operations for the interim periods presented may not be indicative of the results for the full year.

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


Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly Report on Form 10Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects", "intends" and similar expressions are intended to identify forward-looking statements. The Company's actual results could differ materially from those set forth in the forward-looking statements.

Seasonality

The Company has historically sold the majority of its products to customers in its second and third fiscal quarters (i.e., from September through February). Increased sales and distribution typically have occurred in the Christmas retail season and the beginning of a new calendar year because of increased customer promotions and customer purchases. While this seasonality has been the trend, it may not be indicative of the results to be expected for this fiscal year or any future years. The following table reflects the Company's consolidated net sales for the first two quarters of fiscal 1998 and for each quarter in fiscal 1997, and 1996.




                          First    Second     Third    Fourth
                         Quarter   Quarter   Quarter   Quarter
           Fiscal 1998   $127.5     $236.3     ---       ---
           Fiscal 1997   $125.8     $249.5   $248.7     $212.2
           Fiscal 1996   $124.8     $228.5   $240.9     $153.4


Operating Results for the Second Quarters of Fiscal 1998 and 1997

During the second quarter of fiscal year 1998, net sales decreased 5.3% to $236.3 million from $249.5 million in the second quarter of fiscal 1997. Domestic treadmill sales for the second quarter of fiscal year 1998 accounted for approximately 61% of total net sales versus 45% in the second quarter of fiscal 1997. Second quarter fiscal year 1998 treadmill sales increased approximately $28.9 million over the same period a year ago. Other increases include air walker sales of $5.7 million, stationary bike sales of $3 million, and relaxation chairs, home spas and elliptical products increased approximately $3 million in aggregate over the same period of a year ago. However, the sale of cardioglides and HealthRiders decreased $30 million and the ab shapers decreased approximately $16.7 million, due to a general softening of demand for those particular product categories. Trampoline sales decreased $4.1 million, and rowers and skiers sales decreased approximately $3 million over the preceding year's same period.

Gross profit for the second quarter of fiscal 1998 was $67.9 million, or 28.7% of net sales, compared to $73.2 million, or 29.3% of net sales, for the second quarter of fiscal 1997. Included in the second quarter of fiscal year 1997 cost of goods sold, was a one time step-up expense for the purchase of HealthRider, Weider Sports and CanCo inventory in the amount of $6.3 million. Without the $6.3 million expense for the second quarter of fiscal 1997, the profit margin would have been $79.5 million, or 31.9% of net sales. The 3.2% decrease in profit margin is attributable to the changes in product mix. Margins on treadmills have increased to 29%, approximately 2% higher for the second quarter of fiscal 1998 as compared to the second quarter of fiscal 1997; however, they still do not compare with the 40% weighted margins the Company received in the prior year on ab shapers and HealthRiders.

Selling expenses were $33.6 million, or 14.2% of net sales, in the second quarter of fiscal 1998 compared to $37.6 million, or 15.1% of net sales, for the second quarter of fiscal 1997. This decrease is primarily attributed to the one-time HealthRider selling expenses of $3.2 million included in second quarter of fiscal year 1997. Also, direct response advertising expenses decreased approximately $.8 million for the second quarter of 1998 versus the second quarter of 1997. No other significant changes occurred in selling expenses.

Research and development expenses were $2.1 million or .9% of net sales, for the second quarter of fiscal 1998 compared to $1.8 million, or .7% of net sales, for the second quarter of fiscal 1997.

General and administrative expenses totaled $16.5 million, or 7.0 % of net sales, for the second quarter of fiscal 1998 compared to $16.1 million, or 6.5% of net sales, for the second quarter of fiscal 1997. This increase in general and administrative expenses as a percent of sales can be attributed in part to the decrease in sales for the second quarter of fiscal year 1998. The increase in dollars spent in the second quarter of fiscal 1998 over 1997 represents an increase in depreciation taken on higher fixed assets in 1998.



In the second quarter of fiscal year 1997 the Company and Weider Health and Fitness ("WHF") and its affiliates settled litigation through a number of agreements. The settlement included the release of certain claims previously asserted by WHF and its affiliates, amendments to certain agreements existing between the Company and WHF and its affiliates and certain new agreements among the Company and WHF and its affiliates. The result was a charge of $16.5 million in the second quarter of fiscal 1997.

As a result of the foregoing factors, operating income was $15.7 million, or 6.6% of net sales in the second quarter of fiscal 1998, compared to $1.2 million, or .5% of net sales, in the second quarter of fiscal 1997. Operating income before the revaluation of acquired inventories, one-time selling expenses and the Weider settlement would have been $27.1 million or 10.9% of net sales for the second quarter of fiscal 1997.

Interest expense was $8.6 million for ICON, $11.7 million for IHF Holdings and $14.8 million for ICON Fitness in the second quarter of fiscal year 1998 compared to $9.0 million for ICON, $11.6 million for IHF Holdings and $11.9 million for ICON Fitness for the second quarter of fiscal year 1997. The increase in interest expense is due to a higher level of outstanding indebtedness in fiscal year 1998 as a result of the loan agreement entered into by ICON Fitness in November 1996.

Dividends on cumulative redeemable Preferred stock were $.9 million for ICON Fitness during the second quarter of fiscal 1997. The Preferred Stock was redeemed in the second quarter of 1997; accordingly, there were no dividends in the same period of 1998.

The income tax provision was $2.3 million for ICON, $1.3 million for Holdings and $.2 million for ICON Fitness for the second quarter of fiscal 1998, compared with a tax benefit of $3.1 million for ICON, $3.7 million for IHF Holdings and ICON Fitness during the second quarter of fiscal 1997. This is a result of the increase in income before income tax during the second quarter of fiscal 1998 compared to the same period in the preceding year.

As a result of the foregoing factors, the net income was $3.8 million for ICON, $1.4 million for IHF Holdings and a net loss of $.7 million for ICON Fitness for the second quarter of fiscal 1998 compared to net losses for all three companies in the second quarter of fiscal year 1997 of $5.5 million for ICON, $7.8 million for IHF Holdings and $8.9 million for ICON Fitness.

Operating Results for the First Six Months of fiscal 1998 and 1997

Net sales were $363.8 million in the first six months of fiscal 1998, compared to $375.3 million in the first six months of fiscal 1997. Treadmill sales totaled $210.3 million in the first six months of fiscal year 1998 compared to $165.5 for the first six months of the preceding year. Other increases include air walker sales of $8.1 million, bike sales of $5.3 million, and relaxation chairs, home spas, and elliptical products increased sales approximately $5.5 million in aggregate over the same period of a year ago. HealthRiders and Cardioglides totaled $4.0 million during the first six months of fiscal 1998 versus $54.3 million for the same period in the preceding year, and sales of the Company's ab shaper decreased $24.9 million, due to a general softening of demand for those particular product categories.

Gross profit for the first six months of fiscal 1998 was $102.7 million, or 28.2% of net sales, compared to $106.5 million, or 28.4% of net sales, for the first six months of fiscal 1997. The step-up of the HealthRider and ICON of Canada inventory increased the cost of sales by $8.2 million for the first six months of fiscal year 1997. Without this charge, gross profit would have been 30.6% for the first six months of fiscal 1997. The decrease of 2.2% profit margin relates directly with the product mix sold as treadmills have a lower margin than HealthRiders and ab shapers. Margins on treadmills have increased to 29%, approximately 2% higher for the second quarter of 1998 than 1997; however, they still do not compare with the 40% weighted margins we received in the prior year on ab shapers and HealthRriders.

Selling expenses were $60.2 million, or 16.5% of net sales, in the first six months of fiscal 1998 compared to $56.4 million, or 15.0% of net sales for the first six months of fiscal year 1997. This increase is primarily attributed to the higher costs of shipping treadmills versus ab shakers and HealthRriders during the first six months of 1998. Freight costs were $6.5 million in the first six months of 1998 compared to $3.7 million for the first six months of fiscal 1997. HealthRider selling expenses accounted for approximately $1 million of the increase in the first six months of 1998 over 1997, as the retail locations of HealthRider were part of the Company for only three of the six months in the prior year.

Research and development expenses were $4.0 million or 1.1% of net sales, for the first six months of fiscal 1998 compared to $3.5 million, or .9% of net sales, for the first six months of fiscal 1997.

General and administrative expenses totaled $30.3 million, or 8.3% of net sales, for the first six months of fiscal 1997 compared to $27.0 million, or 7.2% of net sales, for the first six months of 1997. The largest single increase in 1998 over 1997 is depreciation of $2.8 million, which increased due to the purchase of HealthRider as well as other fixed asset additions. Distribution expenses have also increased approximately $1.8 million in the first six months of fiscal 1998 over 1997. Bonuses have decreased by $1 million and other items which are not significant account for the remaining $.3 million decrease in the first six months of 1998 over 1997.

In the second quarter of fiscal year 1997 the Company and Weider Health and Fitness ("WHF") and its affiliates settled litigation through a number of agreements. The settlement included the release of certain claims previously asserted by WHF and its affiliates, amendments to certain agreements existing between the Company and WHF and its affiliates and certain new agreements among the Company and WHF and its affiliates. The result was a charge of $16.5 million in the second quarter of fiscal 1997.

As a result of the foregoing factors, operating income was $8.2 million, or 2.3% of net sales in the first six months of fiscal 1998, compared to a $3.2 million, or .9% of net sales in the first six months of fiscal 1997.
Operating income before the revaluation of acquired inventories, one time HealthRider selling expenses, integration expenses associated with the HealthRider and CanCo Acquisitions and the expense of the Weider settlement would have been $31.1 million or 8.3% of net sales for the first six months of fiscal year 1997.

Interest expense was $17.1 million for ICON, $23.3 million for IHF Holdings and $29.3 million for ICON Fitness in the first six months of fiscal 1998 compared to $15.2 million for ICON, $20.4 million for IHF Holdings and $20.6 million for ICON Fitness for the first six months of fiscal 1997. The increase in interest expense is due to a higher level of outstanding indebtedness in fiscal year 1998 as a result of the loan agreement entered into by ICON Fitness in November 1996.




Dividends on cumulative redeemable Preferred Stock totaled $2.1 million for ICON Fitness for the first six months of fiscal 1997. The Preferred Stock was redeemed in the second quarter of 1997; accordingly, there will be no additional dividends associated with this Preferred Stock.

The income tax benefit was $4.1 million for ICON, $6.2 million for IHF Holdings and $8.3 million for ICON Fitness for the first six months of fiscal 1998 compared with a tax benefit of $4.3 million for ICON, $5.6 million for IHF Holdings and ICON Fitness during the first six months of fiscal 1997. This is a result of the loss before income tax during the first six months of both years.

As a result of the foregoing factors, the net loss was $7.1 million for ICON, $11.9 million for IHF Holdings and $16.1 million for ICON Fitness for the first six months of fiscal 1998 compared to net losses of $9.1 million for ICON, $13.6 million for IHF Holdings and $16.0 million for ICON Fitness during the same period for fiscal 1997.

Advertising allowances with retail customers total $5.6 million at November 29, 1997. Advertising allowances are generally a fixed percentage of sales to customers. Fluctuations in the balance of this allowance are attributable to changes in customer sales mix and the timing of when allowances are taken.


Liquidity and Capital Resources

In the first six months of fiscal 1998, the Company used $22.4 million of cash in operating activities compared to $92.6 for the same period in 1997. This use of cash includes increased accounts receivable and inventory, offset by increased accounts payable. The Company also used $6.7 million of cash for investing activities in the first six months of fiscal 1998 for capital expenditures primarily related to tooling and other manufacturing equipment. During the first six months of fiscal 1998, the Company had a net decrease in cash of $.9 million compared to $7.7 million in the same period in 1997.

On November 25, 1997, ICON amended certain terms of its credit agreement, which is secured by the Company's eligible accounts receivable and inventory. The Company must comply with certain financial covenants under the credit agreement. ICON had $233.4 million of revolving credit borrowings under the Credit Agreement at November 29, 1997 compared to $228.5 at November 30, 1996. The revolving credit borrowings have increased by $23.6 million from $209.8 million reported at the end of fiscal 1997. Line of Credit borrowings have been used to fund inventory levels, finance normal trade credit for customers, make interest payments on debt obligations and to fund capital expenditures.

Management believes that cash flows from operations and ICON's ability to make revolving credit borrowings under the amended Credit Agreement will provide adequate funds for working capital, planned capital expenditures and debt service obligations for the foreseeable future. Nevertheless, the Company is highly leveraged, and the ability to fund operations, make planned capital expenditures, make scheduled debt payments and refinance indebtedness depends on future operating performance and cash flows, which in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond the Company's control.







PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company is party to a variety of non-product liability commercial suits involving contract claims and intellectual property claims. The Company believes that potential adverse resolution of these suits will not have a material adverse effect on the Company. The Company is also involved in several patent infringement claims, arising in the ordinary course of its business. The Company believes that the ultimate outcome of these matters will not have a material adverse affect on the Company.


Item 2.  Changes in Securities.

         None.

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

Item 5.  Other Information.

         None.

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits

27.1 Financial Data Schedule for ICON Fitness Corporation.
27.2 Financial Data Schedule for IHF Holdings, Inc.
27.3 Financial Data Schedule for ICON Health & Fitness, Inc.

(b) Reports on Form 8-K

         None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.


ICON Fitness Corporation
IHF Holdings, Inc.
ICON Health & Fitness, Inc.
(Registrants)


 By_______________________________             Date: _____________
    Gary Stevenson, President

 By_______________________________________
    S. Fred Beck, Chief Financial Officer      Date: _____________