Form 10-Q
period 1998-02-28
ICON FITNESS CORP; ICON HEALTH & FITNESS INC; IHF HOLDINGS INC
filed 1998-04-14
CIK 1029294, 934798, 934799

FORM 10-Q
            UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
 (Mark One)
 [*] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

           For the quarterly period ended February 28, 1998
                                   OR

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

                                    435-750-5000
                 (Registrant's telephone number, including area code)

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

 Item 1.  Financial Statements . . . . . . . . . . . . . . . . . . . . . 3-7

          Consolidated Condensed Balance
          Sheets as of February 28, 1998 and
          May 31, 1997 . . . . . . . . . . . . . . . . . . . . . . . . . 3-4

          Consolidated Condensed Statements
          of Operations for the three months and nine months
          ended February 28, 1998 and March 1, 1997. .  . . . . . . . .  5-6

          Consolidated Condensed Statements
          of Cash Flows for the nine months
          ended February 28, 1998 and March 1, 1997. . . . . . . . . . . . 7

          Notes to Consolidated Condensed
          Financial Statements . . . . . . . . . . . . . . . . . . . . . . 8

 Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations . . . . . . . . . . . . . . . . . . . . . . . . .  8-13

 PART II - OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . .  13

 Item 1.  Legal Proceedings . . . . . . . . . . . . .  . . . . . . . . .  13

 Item 2.  Changes in Securities . . . . . . . . . . .  . . . . . . . . .  13

 Item 3.  Defaults Upon Senior Securities . . . . . .  . . . . . . . . .  13

 Item 4.  Submission of Matters to a Vote of Securities Holders  . . . .  13

 Item 5.  Other Information . . . . . . . . . . . . . . . . . .  . . . .  13

 Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . .  14

 Signatures . . . . . . . . . . . . . . . . . . . . . . . . . .  . . . .  14













                        PART 1 - FINANCIAL INFORMATION



Item 1.  Financial Statements



ICON Fitness Corporation and its wholly-owned subsidiary, IHF Holdings, Inc. and its wholly-owned subsidiary, ICON Health & Fitness, Inc.
CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)(In Thousands)





                           ICON Fitness       IHF         ICON Health    ICON Fitness IHF Holding, ICON Health
                           Corporation   Holdings, Inc.  & Fitness, Inc. Corporation     Inc.      &Fitness,Inc.
                           February 28,   February 29,     February 28,  May 31, 1997  May 31,1997  May 31,1997
                              1998           1998             1998
                           ____________  ______________  _______________ ____________ ____________ ____________
 Assets
 Current assets
   Cash                        $7,793         $7,793          $7,793       $5,560        $5,560        $5,560
   Accounts receivable, net   224,917        224,917         224,917      192,825       192,825       192,825
   Inventories:
     Raw materials             41,292         41,292          41,292       27,974        27,974        27,974
     Finished goods            76,671         76,671          76,671       93,864        93,864        93,864
   Deferred income taxes       10,451         10,222           9,710        8,401         8,301         8,006
   Other current assets         7,537          7,537           7,537       12,895        12,895        12,895
   Asset held for sale           ---            ---             ---        17,080        17,080        17,080
   Income tax receivable        7,391          7,391           7,391        7,429         7,429         7,429
                              _______        _______         _______      _______       _______       _______
 Total current assets         376,052        375,823         375,311      366,028       365,928       365,633

   Property and equipment
     Land                       1,430          1,430           1,430        2,371         2,371         2,371
     Building                  17,391         17,391          17,391       17,391        17,391        17,391
     Machinery and equipment   68,480         68,480          68,480       59,318        59,318        59,318
                               ______         ______          ______       ______        ______        ______
   Total                       87,301         87,301          87,301       79,080        79,080        79,080
     Less:accum depreciation  (37,410)       (37,410)        (37,410)     (27,342)      (27,342)      (27,342)
                              ________       ________        ________     ________      ________      ________
   Property & equipment, net   49,891         49,891          49,891       51,738        51,738        51,738
   Receivable from parent       2,365          2,221           2,221        2,307         2,307         2,307
   Trademarks, net             17,507         17,507          17,507       18,236        18,236        18,236
   Deferred income taxes       14,832          9,804              13        8,338         6,405          --
   Other assets                28,609         25,173          21,193       28,157        24,066        19,029
                             ________       ________        ________     ________      ________      ________
 Total assets                $489,256       $480,419        $466,136     $474,804      $468,680      $456,943
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




                          ICON Fitness       IHF         ICON Health    ICON Fitness IHF Holding,  ICON Health
                          Corporation   Holdings, Inc.  & Fitness, Inc. Corporation     Inc.      &Fitness,Inc.
                          February 28,   February 28,    February 28,   May 31, 1997  May 31,1997  May 31,1997
                              1998           1998            1998
                          ____________  ______________  _______________ ____________ ____________ _____________

 Liabilities and
 Stockholders' Equity
 (Deficit)

 Current liabilities

   Current portion of
     long-term debt             $5,672         $5,672          $5,672       $5,401        $5,401        $5,401
   Accounts payable            116,656        116,656         116,656      112,079       112,079       112,079
   Interest payable              4,555          4,555           4,555        6,220         6,220         6,220
   Accrued expenses             19,315         19,315          19,315       20,696        20,696        20,696
   Income taxes payable          3,372          3,372           3,372        1,165         1,165         1,165
                               _______        _______         _______      _______       _______       _______
   Total current liabilities   149,570        149,570         149,570      145,561       145,561       145,561

   Long term-debt              514,434        417,161         328,330      489,400       401,196       321,625
   Deferred income taxes            -             -               -           --            --             501
   Other liabilities               --             -              --           --            --            --

 Stockholders' equity (deficit)
   Common stock & additional
     paid-in capital            49,699        127,767         166,184       49,699       127,767       166,184
   Receivable from officers
     for purchase of equity       (656)          (656)           (656)        (656)         (656)         (656)
   Cumulative translation
     adjustment                 (1,103)        (1,103)         (1,103)        (506)         (506)         (506)
   Retained earnings(deficit) (222,688)      (212,320)       (176,189)    (208,694)     (204,682)     (175,766)
                              _________      _________       _________    _________     _________     _________
 Total Stockholders' Equity   (174,748)       (86,312)        (11,764)    (160,157)      (78,077)      (10,744)
 Total liabilities and        _________      _________       _________    _________     _________     _________
 stockholders' equity         $489,256       $480,419        $466,136     $474,804      $468,680      $456,943
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





                                                        For The Three Months Ended

                          ICON Fitness       IHF         ICON Health    ICON Fitness IHF Holding,  ICON Health
                          Corporation   Holdings, Inc.  & Fitness, Inc. Corporation     Inc.      &Fitness,Inc.
                          February 28,   February 28,    February 28,     March 1,     March 1,      March 1,
                              1998           1998            1998           1997         1997         1997
                          ____________  ______________  _______________ ____________ ____________ _____________

 Net sales                    $252,027      $252,027        $252,027     $248,670      $248,670      $248,670
 Cost of goods sold            176,519       176,519         176,519      175,062       175,062       175,062
   Cost of goods sold-
     revaluation of HealthRider,
     Weider Sports and CanCo
     inventory                    -             --               -          2,060         2,060         2,060
                               _______      ________         ________     _______       _______       _______
 Total cost of goods sold      176,519       176,519         176,519      177,122       177,122       177,122
                               _______      ________         ________     _______       _______       _______
 Gross profit                   75,508        75,508          75,508       71,548        71,548        71,548

 Operating expenses:

   Selling expenses             37,064        37,064          37,064       43,632        43,632        43,632
   Research and development      1,984         1,984           1,984        1,978         1,978         1,978
   General and administrative   14,981        14,981          14,981       12,289        12,289        12,289
   Weider Settlement               -             -               -          1,000         1,000         1,000
   HealthRider consolidation       -             -               -          3,949         3,949         3,949
                                ______        ______          ______       ______        ______        ______
 Total operating expenses       54,029        54,029          54,029       62,848        62,848        62,848
                                _______       _______         _______     _______        _______       _______
 Operating income (loss)        21,479        21,479          21,479        8,700         8,700         8,700

   Interest expense             15,666        12,643           9,556       15,286        11,734         9,128
   Amortization of deferred
     financing fees              1,827         1,657           1,305        1,290         1,101           803
                               ________      ________        ________      _______       _______       _______
 Income(Loss) before income tax  3,986         7,179          10,618       (7,876)      ( 4,135)       (1,231)
 Provision(Benefit)from income
  taxes                          1,851         2,925           3,956       (4,919)       (2,705)         (801)
                               ________     _________       _________     ________      ________      ________
 Net loss                       $2,135        $4,254          $6,662      ($2,957)      ($1,430)        ($430)
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





                                                        For The Nine Months Ended

                          ICON Fitness      IHF         ICON Health    ICON Fitness IHF Holding,  ICON Health
                          Corporation   Holdings, Inc.  & Fitness, Inc. Corporation     Inc.      &Fitness,Inc.
                          February 28,   February 28,    February 28,     March 1,     March 1,      March 1,
                              1998           1998            1998           1997         1997         1997
                          ____________  ______________  _______________ ____________ ____________ _____________

 Net sales                    $615,821      $615,821        $615,821     $623,974      $623,974      $623,974
 Cost of goods sold            437,281       437,281         437,281      435,672       435,672       435,672
   Cost of goods sold-
     revaluation of HealthRider,
     Weider Sports and CanCo
     inventory                     330           330             330       10,225        10,225        10,225
                               _______      ________         ________     _______       _______       _______
 Total cost of goods sold      437,611       437,611         437,611      445,897       445,897       445,897
                               _______      ________         ________     _______       _______       _______
 Gross profit                  178,210       178,210         178,210      178,077       178,077       178,077

 Operating expenses:

   Selling expenses             97,293        97,293          97,293      100,001       100,001       100,001
   Research and development      5,978         5,978           5,978        5,452         5,452         5,452
   General and administrative   45,303        45,301          45,301       39,290        39,290        39,290
   Weider Settlement               -             -               -         17,465        17,465        17,465
   HealthRider consolidation       -             -               -          3,949         3,949         3,949
                               _______       _______         _______      _______       _______       _______
 Total operating expenses      148,574       148,572         148,572      166,157       166,157       166,157
                               _______       _______         _______      _______       _______       _______
 Operating income (loss)        29,636        29,638          29,638       11,920        11,920        11,920

   Interest expense             45,015        35,948          26,687       35,915        32,102        24,284
   Amortization of deferred
     financing fees              5,065         4,555           3,498        3,348         3,147         2,255
 Dividend on cumulative
     redeemable preferred
     stock of Subsidiary          --            --               --         2,125          --            --
                               ________      ________        ________     ________      ________      ________
 Income(Loss) before income tax(20,444)      (10,865)           (547)     (29,468)      (23,329)      (14,619)
 Provision(Benefit)from income
  taxes                         (6,450)       (3,227)           (127)     (10,524)       (8,311)       (5,079)
                              _________     _________       _________    _________     _________      ________
 Net loss                     ($13,994)      ($7,638)          ($423)    ($18,944)     ($15,018)      ($9,540)
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

                                                        For The Nine Months Ended

                          ICON Fitness       IHF         ICON Health    ICON Fitness IHF Holding,  ICON Health
                          Corporation   Holdings, Inc.  & Fitness, Inc. Corporation     Inc.      &Fitness,Inc.
                          February 28,   February 28,    February 28,     March 1,     March 1,      March 1,
                              1998           1998            1998           1997         1997         1997
                          ____________  ______________  _______________ ____________ ____________ _____________
  OPERATING ACTIVITIES:
 Net income/(loss)           ($13,994)       ($7,638)          ($423)    ($18,944)     ($15,018)      ($9,540)
 Adjustments to reconcile net
   income to net cash provided
   by operating activity:
   Provision for bad debt and
     advertising allowance     20,925         20,925          20,925        9,292         9,292         9,292
   Provision/(benefit)for
     deferred taxes            (8,544)        (5,321)         (2,218)      (1,596)       (1,596)         (101)
   Amortization of debt
     discount and deferred
     financing fees            23,572         13,996           3,678       19,191        11,172         2,462
   Depreciation & amortization 12,037         12,037          12,037        8,628         8,628         8,628
   Inventory  revaluation         330            330             330       10,225        10,225        10,225
   Non-cash compensation           -              -               -           234           234           234
   Loss on sale of assets         333            333             333           -             -             -
   Interest expense attributable
     to dividends on preferred
     stock                        --             --              --         2,125           --            --
 Changes in operating assets
   and liabilities:
   Accounts receivable        (52,939)       (52,939)        (52,939)     (98,860)      (98,860)      (98,860)
   Inventory                    3,543          3,543           3,543      (19,542)      (19,542)      (19,542)
   Other assets                (1,611)        (1,614)         (1,614)     (27,810)      (20,694)      (18,957)
   Account payable and
     accrued expenses           3,856          3,856           3,856       24,873        24,724        24,724
                               ______         ______          ______       _______       ______        ______
 Net cash received from
   (used in) operating
   activities                 (12,492)       (12,492)        (12,492)     (92,184)      (91,435)      (91,435)
                              ________       ________        ________     ________      ________      ________
 INVESTING ACTIVITIES:
   Proceeds from sale
      Of assets                18,250         18,250          18,250         -             -             -
   Purchases of property
     and equipment             (9,724)        (9,724)         (9,724)     (55,802)      (55,802)      (55,802)
                               _______        _______         _______     ________      ________      ________
 Net cash received from
   (used in) investing
   activities                   8,526          8,526           8,526      (55,802)      (55,802)      (55,802)
                               _______        _______         _______     ________      ________      ________
 FINANCING ACTIVITIES:
   Proceeds from long-term
     debt, net of payments      6,796          6,796           6,796      215,924       133,657       133,657
   Return of capital to parent    -              -              -         (42,319)          -            -
   Retirement of preferred
      stock                      -              --              --        (35,748)      (35,748)          -
   Capital contribution by
      parent                     --             --              --           --          35,748          --
   Payment of debt financing
      fees                       --             --              --         (3,451)          -             -
                               ______         _______         _______     ________      ________      ________
   Net cash received from
     (used in) financing
     activities                 6,796          6,796           6,796      134,406       133,657       133,657
   Effect of exchange rate
     change on cash              (597)          (597)           (597)        (889)         (889)         (889)
   Net increase(decrease)      _______        _______         _______     ________      ________      ________
       in cash                  2,233          2,233)          2,233      (14,469)      (14,469)      (14,469)
 Cash at beginning of period    5,560          5,560           5,560       19,313        19,313        19,313
                               _______        _______         _______     ________       _______       _______
 Cash at end of period         $7,793         $7,793          $7,793        $4,844       $4,844        $4,844
 SUPPLEMENTAL DISCLOSURES:
   Cash paid (received)
     during the year for:
   Interest                   $26,792        $26,792         $26,792       $18,200      $18,200       $18,200
   Income taxes                  $144           $144            $144        $1,175       $1,175        $1,175

  See notes to consolidated condensed financial statements.

ICON Fitness Corporation and its wholly-owned subsidiary, IHF Holdings, Inc. and its wholly owned subsidiary, ICON Health & Fitness, Inc.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Basis of Presentation

The consolidated condensed financial statements include the accounts of ICON Fitness Corporation ("ICON Fitness"), its wholly-owned subsidiary, IHF Holdings, Inc. ("IHF Holdings"), and its wholly-owned subsidiary, ICON Health & Fitness, Inc. ("ICON Health"), and its wholly-owned subsidiaries (collectively, the "Company"). ICON Fitness' parent company, IHF Capital, Inc. ("IHF Capital"), is not a registrant.

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

Year 2000 Compliance

The Company utilizes and is dependent upon data processing systems and software to conduct its business. The data processing systems and software include those developed and maintained by the Company's third-party data processing vendors and software which is run on in-house computer networks. During the third quarter of fiscal 1998, the Company initiated a review and assessment of all hardware and software to confirm that it will function properly in the year 2000. With respect to internal systems, the results of that evaluation to date have not revealed any year 2000 issues that, in the Company's opinion, create a material risk of disruption of operations. With respect to outside vendors, those vendors that have been contacted have indicated that their hardware or software is or will be Year 2000 compliant in time frames that meet regulatory requirements. Evaluation of these issues is continuing and there can be no assurance that additional issues, not presently known to the Company, will not be discovered which could present a material risk of disruption to the Company's operations.

Seasonality

The Company has historically sold the majority of its products to customers in its second and third fiscal quarters (i.e., from September through February). Increased sales and distribution typically have occurred in the Christmas retail season and the beginning of a new calendar year because of increased customer promotions and customer purchases. While this seasonality has been the trend, it may not be indicative of the results to be expected for this fiscal year or any future years. The following table reflects the Company's consolidated net sales for the first three quarters of fiscal 1998 and for each quarter in fiscal 1997, and 1996.

                          First    Second     Third    Fourth
                         Quarter   Quarter   Quarter   Quarter
           Fiscal 1998   $127.5     $236.3   $252.0      ---
           Fiscal 1997   $125.8     $249.5   $248.7     $212.2
           Fiscal 1996   $124.8     $228.5   $240.9     $153.4


Operating Results for the Third Quarters of Fiscal 1998 and 1997

During the third quarter of fiscal year 1998, net sales increased 1.3% to $252.0 million from $248.7 million in the third quarter of fiscal 1997. Domestic treadmill sales for the third quarter of fiscal year 1998 accounted for approximately 69% of total net sales versus 66% in the third quarter of fiscal 1997. Third quarter fiscal year 1998 domestic treadmill sales were $174.7 million compared to $164.6 million which is a $10.1 million increase. Other increases include eliptical products of $11.4 million, home gyms of $4.4 million, stationary bike sales of $4.0 million, and relaxation chairs, home spas and trampolines increased approximately $4.5 million in aggregate over the same period of a year ago. However, the sale of ab shapers and upright rowers decreased approximately $28.2 million due to a general softening of demand for those particular product categories and airwalker sales decreased $2.9 million over a year ago.

Gross profit for the third quarter of fiscal 1998 was $75.5 million, or 30.0% of net sales, compared to $71.5 million, or 28.8% of net sales, for the third quarter of fiscal 1997. Included in the third quarter of fiscal 1997 cost of goods sold, was a one time step-up expense for the purchase of HealthRider, Weider Sports and CanCo inventory in the amount of $2.1 million. Without the $2.1 million expense for the third quarter of fiscal 1997, the profit margin would have been $73.6 million, or 29.6% of net sales. The slight increase of 0.4% in profit margin is attributable to the changes in product mix. Margins on treadmills have increased to 29.6%, approximately 2.0% higher for the third quarter of 1998 as compared to the third quarter of 1997.

Selling expenses were $37.1 million, or 14.7% of net sales, in the third quarter of fiscal 1998 compared to $43.6 million, or 17.5% of net sales, for the third quarter of fiscal 1997. This decrease is attributed primarily to one-time HealthRider selling expenses of $3.2 million included in the third quarter of fiscal 1997. In addition, the Company decreased advertising expenses by approximately $2.5 million for the third quarter of 1998 versus the third quarter of 1997.

Research and development expenses were $2.0 million or 0.8% of net sales, for the third quarter of fiscal 1998 and 1997.

General and administrative expenses totaled $15.0 million, or 5.9 % of net sales, for the third quarter of fiscal 1998 compared to $12.3 million, or 4.9% of net sales, for the third quarter of fiscal 1997. This 1.0% increase in general and administrative expenses for the third quarter of fiscal 1998 is attributable to an increase in depreciation expense of $0.8 million due to higher fixed assets in fiscal 1998, an increase in insurance expense of $1.5 million and a legal expense increase of $0.4 million. The increase in insurance and legal expense is primarily related to product liability costs.

In the second quarter of fiscal 1997, the Company and Weider Health and Fitness ("WHF") and its affiliates settled litigation through a number of agreements. The settlement included the release of certain claims previously asserted by WHF and its affiliates, amendments to certain agreements existing between the Company and WHF and its affiliates and certain new agreements among the Company and WHF and its affiliates. Of the total expense incurred in connection with the WHF settlement, $1.0 million was incurred in the third quarter of fiscal 1997.

HealthRider consolidation expenses totaled $4.0 million during the third quarter of fiscal 1997. These charges were incurred to eliminate the duplication in staff and facilities with those of ICON Health.

As a result of the foregoing factors, operating income was $21.5 million, or 8.5% of net sales in the third quarter of fiscal 1998, compared to $8.7 million, or 3.5% of net sales in the third quarter of fiscal 1997. Operating income before the revaluation of acquired inventories, one-time selling expenses, the Weider settlement, and the HealthRider consolidation expenses would have been $19 million or 7.6% of net sales for the third quarter of fiscal 1997.

Interest expense was $9.6 million for ICON Health, $12.6 million for IHF Holdings and $15.7 million for ICON Fitness in the third quarter of fiscal 1998 compared to $9.1 million for ICON Health, $11.7 million for IHF Holdings and $15.3 million for ICON Fitness for the third quarter of fiscal 1997. The increase in interest expense is due to a higher level of outstanding indebtedness in fiscal 1998 as a result of the additional level of borrowings under the Company's credit agreement and accretion of the principal balances of the Company's outstanding indentures.

The income tax provision is $4.0 million for ICON Health, $2.9 million for IHF Holdings and $1.9 million for ICON Fitness for the third quarter of fiscal 1998, compared with a tax benefit of $0.8 million for ICON Health, $2.7 million for IHF Holdings and $4.9 for ICON Fitness during the third quarter of fiscal 1997. This is a result of the increase in income before income tax during the third quarter of fiscal 1998 compared to the same period in the preceding year.

As a result of the foregoing factors, net income was $6.7 million for ICON, $4.3 million for IHF Holdings and $2.1 million for ICON Fitness for the third quarter of fiscal 1998 compared to net losses for all three companies in the third quarter of fiscal 1997 of $0.4 million for ICON Health, $1.4 million for IHF Holdings and $3.0 million for ICON Fitness.


Operating Results for the First Nine Months of fiscal 1998 and 1997

Net sales were $615.8 million in the first nine months of fiscal 1998, compared to $624.0 million in the first nine months of fiscal 1997. This represents a 1.3% decline in sales for the first nine months of the current fiscal year. Domestic treadmill sales totaled $385.0 million in the first nine months of fiscal 1998 compared to $321.4 for the first nine months of the preceding year. This is an increase of $63.6 million. Other increases include elliptical product sales of $17.0 million, stationary bike sales of $9.2 million, airwalker sales of $5.4 million and relaxation chairs, home spas, home gyms and steppers increased sales of approximately $3.5 million in aggregate over the same period of a year ago. Ab shapers and upright rowers decreased by $92.8 million during the first nine months of fiscal 1998, due to a general softening of demand for those particular product categories. Also, the sale of trampolines decreased by $9.1 million, and rowers and skiers decreased by $5.0 million.

Gross profit for the first nine months of fiscal 1998 was $178.2 million, or 28.9% of net sales, compared to $178.1 million, or 28.5% of net sales, for the first nine months of fiscal 1997. The step-up of the HealthRider, Weider Sports and ICON of Canada inventory increased the cost of sales by $10.2 million for the first nine months of fiscal 1997. Without this charge, gross profit would have been 30.2% for the first nine months of fiscal 1997. The profit margin decrease of 1.3% relates directly with the product mix sold as treadmills have a lower margin than ab shapers and upright rowers. Margins on treadmills have increased to 29.6%, approximately 2.0% higher through the third quarter of 1998 as compared to 1997. Weighted average margins received in the prior year on ab shapers and upright rowers was approximately 40.0%.

Selling expenses were $97.3 million, or 15.8% of net sales, in the first nine months of fiscal 1998 compared to $100.0 million, or 16.0% of net sales for the first nine months of fiscal 1997. This decrease is attributable to one-time HealthRider selling expenses of $6.4 million incurred in the first nine months of fiscal 1997, offset by higher costs of shipping treadmills versus ab shapers and upright rowers and increased advertising and bad debts during the first nine months of fiscal 1998. Freight costs were $9.8 million in the first nine months of fiscal 1998 compared to $8.2 million for the first nine months of fiscal 1997 and bad debt expense increased $2.1 million for the first nine months of fiscal 1998 over 1997.

Research and development expenses were $6.0 million or 1.0% of net sales, for the first nine months of fiscal 1998, compared to $5.5 million, or 0.9% of net sales, for the first nine months of fiscal 1997.

General and administrative expenses totaled $45.3 million, or 7.4% of net sales, for the first nine months of fiscal 1998 compared to $39.3 million, or 6.3% of net sales, for the first nine months of fiscal 1997. The largest single increase in fiscal 1998 over 1997 is depreciation of $3.4 million, which increased due to the recent acquisition of assets from HealthRider and CanCo. Insurance expense has increased $1.8 million in the first nine months of fiscal 1998 over 1997. Legal expenses and distribution expenses have increased approximately $0.7 million and $0.6 million, respectively, in the first nine months of fiscal 1998 over 1997. Other increases which are not significant account for the remaining $0.7 million in fiscal 1998 over 1997. Bonuses decreased by $1.2 million in the first nine months of fiscal 1998 compared to the same period in fiscal 1997.

In the second quarter of fiscal 1997, the Company and WHF and its affiliates settled litigation through a number of agreements. The settlement included the release of certain claims previously asserted by WHF and its affiliates, amendments to certain agreements existing between the Company and WHF and its affiliates and certain new agreements among the Company and WHF and its affiliates. Expenses related to the WHF settlement amounted to $17.5 million through the third quarter of fiscal 1997.

HealthRider consolidation expenses totaled $4.0 million through the third quarter of fiscal 1997. These charges were incurred to eliminate the duplication in staff and facilities with those of ICON Health.

As a result of the foregoing factors, operating income was $29.6 million, or 4.8% of net sales in the first nine months of fiscal 1998, compared to $11.9 million, or 1.9% of net sales in the first nine months of fiscal 1997. Operating income before the revaluation of acquired inventories, one time HealthRider selling expenses, consolidation expenses associated with the HealthRider and CanCo Acquisitions and the expense of the Weider settlement would have been $50.0 million or 8.0% of net sales for the first nine months of fiscal 1997.

Interest expense was $26.7 million for ICON Health, $35.9 million for IHF Holdings and $45.0 million for ICON Fitness in the first nine months of fiscal 1998 compared to $24.3 million for ICON Health, $32.1 million for IHF Holdings and $35.9 million for ICON Fitness for the first nine months of fiscal 1997. The increase in interest expense is due to a higher level of outstanding indebtedness in fiscal 1998 as a result of the additional level of borrowings under the Company's credit agreement and accretion of the principal balances of the Company's outstanding indentures.

Dividends on cumulative redeemable preferred stock totaled $2.1 million for ICON Fitness for the first nine months of fiscal 1997. This Preferred Stock was redeemed in the second quarter of fiscal 1997.

The income tax benefit was $0.1 million for ICON Health, $3.2 million for IHF Holdings and $6.5 million for ICON Fitness for the first nine months of fiscal 1998, compared with a tax benefit of $5.1 million for ICON Health, $8.3 million for IHF Holdings and $10.5 million for ICON Fitness during the first nine months of fiscal 1997. This is a result of the loss before income tax during the first nine months of both years. As of February 28, 1998, ICON Fitness has a net deferred tax asset of $25.3 million. No valuation allowance has been recorded against this asset because the Company believes that it will generate sufficient future taxable income through operations to realize the net deferred assets prior to expiration of any net operating losses (NOL). NOL's can be carried forward up to 15 taxable years. There can be no assurance however, that the Company will generate any specific level of earnings or that it will be able to realize any of the deferred tax asset in future periods. If the Company is unable to generate sufficient taxable income in the future through operating results, a valuation allowance against this deferred tax asset would result in a charge to earnings.

As a result of the foregoing factors, the net loss was $0.4 million for ICON Health, $7.6 million for IHF Holdings and $14.0 million for ICON Fitness for the first nine months of fiscal 1998, compared to net losses of $9.5 million for ICON Health, $15.0 million for IHF Holdings and $18.9 million for ICON Fitness during the same period of fiscal 1997.

Advertising allowances with retail customers totaled $3.0 million at February 28, 1998. Advertising allowances are generally a fixed percentage of sales to customers. Fluctuations in the balance of this allowance are attributable to changes in customer sales mix and the timing of when allowances are taken.


Liquidity and Capital Resources

In the first nine months of fiscal 1998, the Company used $12.5 million of cash in operating activities compared to $92.1 for the same period in 1997. The majority of this use of cash relates to an increase in account receivables. The Company received $8.5 million of cash for investing activities in the first nine months of fiscal 1998. This cash inflow was created by the sale of the HealthRider building in February 1998 for $18.25 million, offset by capital expenditures of $9.7 million, the majority of which is related to tooling and other manufacturing equipment. During the first nine months of fiscal 1998, the Company had a net increase in cash of $2.2 million compared to a net decrease of $14.5 million in the same period in 1997.

The Company is in compliance with all financial covenants associated with the amended Credit Agreement. ICON Health had $206.6 million of revolving credit borrowings under the Credit Agreement at February 28, 1998 compared to $227.0 million at March 1, 1997. The revolving credit borrowings have increased by $27.8 million from $178.8 million reported at the end of fiscal 1997. Line of Credit borrowings have been used to fund inventory levels, finance normal trade credit for customers, make interest payments on debt obligations and to fund capital expenditures. The term loans have decreased from $31.0 million reported at the end of fiscal 1997 to $21.1 million at February 28, 1998.
This decrease is a result of scheduled debt payments as well as an additional loan payment made with the proceeds of the sale of the HealthRider building.

Management believes that cash flows from operations and the Company's ability to make revolving credit borrowings under the amended Credit Agreement will provide adequate funds for working capital, planned capital expenditures and debt service obligations for a period of at least one year. Nevertheless, the Company is highly leveraged, and the ability to fund operations, make planned capital expenditures, make scheduled debt payments and refinance indebtedness depends on future operating performance and cash flows, which in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond the Company's control.


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


ICON Fitness Corporation
IHF Holdings, Inc.
ICON Health & Fitness, Inc.
(Registrants)


       /s/ Gary Stevenson                            April 14, 1998
 By_______________________________             Date: _______________
    Gary Stevenson, President

       /s/ S. Fred Beck
 By_______________________________________           April 14, 1998
    S. Fred Beck, Chief Financial Officer      Date: _______________