Form 10-K
period 1998-05-31
ICON FITNESS CORP; ICON HEALTH & FITNESS INC; IHF HOLDINGS INC
filed 1998-08-31
CIK 1029294, 934798, 934799

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                               FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 (the "Act")

                       ICON FITNESS CORPORATION
                            IHF HOLDINGS, INC.
                       ICON HEALTH & FITNESS, INC.
        (Exact name of registrant as specified in its charter)

Commission File No.: 333-18475, 33-87930-01, 33-87930

For the fiscal year ended May 31, 1998

              Delaware                     87-0566936, 87-0531209, 87-0531206
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

    1500 South, 1000 West, Logan, UT                      84321
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code: 435-750-5000

Securities registered pursuant to Section 12(b) of the Act:
                                        Name of Each Exchange
Title of Each Class                      on Which Registered
         None                                   None

Securities registered pursuant to Section 12(g) of the Act:
                                        Name of Each Exchange
Title of Each Class                      on Which Registered
          None                                  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K [X].

On May 31, 1998, all of the voting stock of ICON Health & Fitness, Inc. was held by IHF Holdings, all of the voting stock of IHF Holdings, Inc. was held by ICON Fitness Corporation, and all of the voting stock of ICON Fitness Corporation was held by IHF Capital, Inc.

As of May 31, 1998, ICON Health & Fitness, Inc. had 1,000 shares of common stock outstanding, IHF Holdings, Inc. had 1,000 shares of common stock outstanding, and ICON Fitness Corporation had 100 shares of common stock outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated herein by reference: NONE

           ICON   Fitness   Corporation   and  its   wholly-owned
                        subsidiaries, IHF Holdings, Inc.
                        And ICON Health & Fitness, Inc.

                              FORM 10-K INDEX

                                   PART I

                                                                         Page

Item  1.     Business                                                      3

Item  2.     Properties                                                   10

Item  3.     Legal Proceedings                                            11

Item  4.     Submission of Matters to a Vote of Security Holders          11

                                   PART II

Item  5.     Market for the Registrants' Common Equity and Related
               Stockholder Matters                                        12

Item  6.     Selected Financial Data                                      12

Item  7.     Management's Discussion and Analysis of Financial
               Condition and Results of Operations                        15

Item  8.     Financial Statements and Supplementary Data                  24

Item  9.     Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure                        24

                                 PART III

Item 10.     Directors and Executive Officers of the Registrants          25

Item 11.     Executive Compensation                                       26

Item 12.     Security Ownership of Certain Beneficial Owners
               and Management                                             30

Item 13.     Certain Relationships and Related Transactions               33


                                 PART IV

Item 14.     Exhibits, Financial Statement Schedules,
               and Reports on Form 8-K                                    36

                                  * * *

Reference in this Annual Report on Form 10-K is made to the following trademarks and brand names: Accusmart(TM), Concor(TM), CRANK-IT-UP(TM), Cross Trainer(TM), CrossWalk(r), Image(TM), INSYNC(TM), INTELEX(TM), JumpKing(r), Legend(TM), ProForm(r), Pro-Tech(TM), Smart Card(TM), Space Saver(TM), Speed Link(TM), Stowaway(TM), Triple Play(TM), WeiderCare(TM), Cardioglide(r), HealthRider(r), aeROBICRider(TM), SportRider(TM), and LifeRider(TM), which are owned by the Company; Lifestyler(TM), which is owned by Sears Roebuck; Weider(r), which is owned by Weider Health and Fitness and Weider Sporting Goods, Inc. in the United States and by Weider Sports Equipment Co. Ltd. and Weider Europe B.V. in other countries.

                                  * * *

                                 PART I

ITEM 1.BUSINESS

     Except for the historical information contained herein, the following 'Business' section contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the 'Business' section.

General

     ICON Health & Fitness, Inc. ("ICON Health") is one of the largest manufacturers and marketers of home fitness equipment in the United States. The Company's focus is to address consumers' interest in a healthy, active lifestyle with a broad range of high quality products at a variety of price/value relationships specifically targeted to meet different consumers' health and fitness needs. The Company's line of home fitness aerobic products includes treadmills, ellipticals, exercise bikes, stair steppers and upright rowers and its line of anaerobic fitness products including home gyms and weight benches benches. The Company also offers trampolines, recreational sports products, sports medicine products, fitness accessories and spas and massage products. The Company markets the majority of its products under the brand names ProForm, HealthRider, Image, Weslo, WeiderCare, JumpKing and the licensed brand Reebok.

     IHF Holdings, Inc. ("IHF Holdings") is a holding company whose principal asset is all of the capital stock of ICON Health. ICON Fitness Corporation ("ICON Fitness" or the "Company") is a holding company whose principal asset is all of the capital stock of IHF Holdings. IHF Capital, Inc. ("IHF Capital") which is not a registrant, is a holding company whose principal asset is all of the common stock of ICON Fitness. Each Registrant was incorporated in Delaware in August of 1994 except ICON Fitness which was incorporated in Delaware in November of 1996. Each registrant has its principal executive offices at 1500 South 1000 West, Logan, Utah 84321, and its telephone number is 435-750-5000.

Marketing and Distribution

     The Company markets its products under multiple brands through multiple distribution channels, including specialty dealers, sporting goods chains, department stores, warehouse clubs, discount merchants, catalogue showrooms and, to a limited extent, infomercials and direct response marketing. The Company believes the marketing of its products through multiple distribution channels provides it with several competitive advantages: (i) greater growth and increased market access; (ii) the ability to maximize revenue throughout a product's life cycle by repositioning products in different channels and under different brand names as products mature; (iii) feedback on market trends and changing consumer tastes; and (iv) reduced dependence on any single channel of distribution.

     To enhance its distribution strategy, the Company targets its brands to specific distribution channels. By marketing specific brands tailored to appeal to different demographic groups, the Company is able to market products with varying designs, features and price ranges and target these products to a wide variety of consumers with different fitness needs and disposable incomes. The Company believes its brand positioning strategy enables it to: (I) achieve greater appeal to each market segment; (ii) promote price stability across its product lines as brand segmentation minimizes conflicts between different distribution channels; and (iii) provide high-quality products with the price ranges and features desired by different demographic groups. The Company's various brands are supported by distinct marketing and product strategies and, in some cases, separate sales forces. The Company's primary sales and marketing group is based in Logan, Utah. For certain of its products, the Company augments the efforts of this group with smaller sales forces based in Colorado, Texas, Canada, the United Kingdom, France, Italy and Germany.

     In keeping with its strategy of pursuing growth opportunities, in August 1996, the Company purchased substantially all the assets of HealthRider, Inc. The Company markets HealthRider brand fitness equipment and other health-related products primarily through its own specialty retail stores and kiosks, through direct response advertising in print and on television, through its mail order catalogs and through Sears, the exclusive retailer for the full-line of HealthRider equipment. At the end of fiscal 1998, HealthRider operated 103 stores in approximately 37 states.

Products

     The Company manufactures and distributes a broad line of treadmill, aerobic and anaerobic fitness equipment. The Company also markets recreational sports products, sports medicine products, fitness accessories and spas and massage products. The Company offers a range of technological features from manual equipment to sophisticated programmable electronic products at a variety of price ranges. The Company's strategy of offering a broad range of products enables it to: (i)offer categories of fitness products that appeal to different demographic groups; (ii)respond quickly to changes in consumer preferences and fitness trends; (iii)reduce its dependence on any single product category; and
(iv)participate in growth opportunities across a wide variety of product categories.

  Aerobic Products

     The Company offers aerobic products, which are designed to promote cardiovascular fitness, under the ProForm, HealthRider, Image and Weslo brand names.

     Motorized Treadmills. The Company is the leading domestic producer of motorized treadmills. Motorized treadmills allow users to run at speeds of up to 12 mph. The features offered by the Company's motorized treadmills include programmable speed and incline, electronic feedback on speed, elapsed time, distance traveled and calories burned, and cross-training upper body exercise functions. In 1996, the Company introduced a line of Space Saver treadmills which fold vertically for easy storage. The retail price points of the motorized treadmills range from $199 to $2,000.

      Manual Treadmills. The Company's manual treadmills allow the user to walk or run slowly in place, and certain of the Company's manual treadmill models include electronic feedback on speed, elapsed time and distance traveled. The retail price points of the Company's manual treadmills range from $149 to $299.

     Ellipticals. In the Fall of 1997, the Company introduced its Ellipitcal Cross Trainer. This product offers a low-impact, high-intensity aerobic workout. This is possible through a patented mechanism which harnesses the momentum of a natural striding motion and eliminates the impact of typical running or walking. An innovative mechanism links upper-body motion with the lower-body motion for a synchronized rhythmic total-body workout. A four-window LED provides feedback on speed (steps per minute), time, distance, and calories burned. The name "Elliptical" refers to the oval shape of the user's footpath. The retail price points of the Elliptical range from $399 to $599.

     Exercise Bikes. The Company offers exercise bikes featuring adjustable air resistance or flywheel resistance, electronic monitors which display elapsed time, speed, distance and calories burned, and dual or triple action design which allows the user to exercise upper body, lower body or both simultaneously. Some units add motivational electronics and programmable resistance which allow users to design their own workouts. Some higher end units also contain an electromagnetic drive mechanism which creates less noise, offers smoother action and requires less maintenance than traditional motorized drives. Retail price points of the Company's exercise bikes range from $79 to $799.

     Stair Steppers. Various stair stepper machines sold by the Company offer adjustable resistance, self-leveling pedals, motivational fitness monitors, accessory stations to hold water bottles, books and towels, magnetic resistance and total body conditioning, which combines upper and lower body workouts. Other features offered by the Company's stair steppers include the Speed Link adjustable resistance system, multi-window electronic monitors and programmable electronics. Retail price points for the Company's stair steppers range from $99 to $499.

        Cardio Family of Upright Rowers. The Company introduced its Cardio family of upright rowers under the Weslo brand in October 1994. The Cardio family of upright rowers exercises both the arms and legs while providing both an aerobic and anaerobic workout through variable resistance. Models retail at price points ranging from $99-$299.

Anaerobic Products

     Under the HealthRider, Image, ProForm, Weslo and Weider brand names, the Company offers anaerobic products, which are designed to develop muscle tone and strength.

     Home Gyms. The Company's home gyms range from traditional cast iron or vinyl plate weight stack units to programmable electronic units that use "smart cards" to store a user's personalized fitness regimen in electronic memory. New technology and innovation within this category include home gyms which integrate aerobic functions such as treadmills for cross-training and electronic adjustability allowing simple adjustment in one pound increments with digital feedback. Selected units are designed to allow multiple users to use the equipment simultaneously, allowing circuit training. The Company's home gyms range in retail price from $99 to $1,499.

     Weight Benches. The Company offers a range of weight benches to specialty fitness dealers through the Image brand and markets a complete line of weights and benches under the Weider brand name. Retail price points of these products range from $49 to $299.

     Abdominal Machines. The Company introduced its first abdominal machine in April 1996. This product is designed for isolation of the abdominal muscle groups. Retail prices of the Company's abdominal products range from $29 to $99.

Other Products

     Recreational Sports Products. JumpKing, Inc. a subsidiary of the Company, manufactures and markets a trampoline line that includes both mini-trampolines for indoor home exercise use and full-sized trampolines for outdoor home recreational use. The mini-trampoline retails at approximately $25; full-sized trampolines have retail price points ranging from $239 to $399.

     Sports Medicine Products. The Company markets a line of sports medicine products under the WeiderCare brand name, including support wraps, neoprene supports, back support belts and hot and cold packs. These products are sold through channels of distribution that are not able to carry large exercise units due to floor space limitations, such as drugstore chains, supermarkets and pro shops. These products are also sold to corporate and industrial users.

     Exercise Accessories. The Company offers a limited line of back support belts and workout gloves and has introduced a line of exercise accessories, including ankle and hand weights, grip devices and aerobic exercise step decks.

     Relaxation Products. Since the Spring of 1996, the Company has been innovating, manufacturing and marketing relaxation products such as portable spas, rolling massage chairs and massage pillows. These products are currently distributed through various channels: department stores, mass merchandisers, sporting goods, home-shopping, catalogs and the Company's own direct response efforts.

Product Innovation and Development

     Product and design innovation has contributed significantly to the Company's growth. On an ongoing basis, the Company evaluates new product concepts and seeks to respond to the desires and needs of consumers by frequently introducing new products and repositioning existing products. The Company has 157 full-time employees in the research and development area, holds 92 patents and has 21 patent applications pending. The Company also holds 77 trademarks registered in the United States and 102 trademarks registered in foreign countries. The Company has pending 103 trademarks in the United States and 259 in foreign countries. The Company had research and development expenses of $7.8 million, $7.6 million and $6.8 million in fiscal 1998, 1997, and 1996, respectively, and has budgeted $8.0 million for research and development in fiscal 1999.

     The Company conducts most of its research and development in 40,000 square feet of space in Logan, Utah. This facility includes plastic, mechanical and electrical engineering capabilities that are used in creating proprietary designs and features. The Company also augments its internal research and development effort by selectively evaluating new products with certain of its key customers, who then provide feedback on acceptance by potential end-users. This effort has the added benefit of enhancing the Company's relationships with key customers.

     This focus on new products and innovation enables the Company to begin selling early in a product's life cycle and, as sales growth moderates, to extend product life cycles by introducing new features and repositioning products within the Company's line of brands (i.e., selling the product, with modifications, at a different price point). Recent examples of the Company's product developments are the introduction of the Space Saver treadmill, which folds vertically for easy storage, the development of the Cardio family of upright rowers, which significantly improved on upright rower designs first marketed by others, and the introduction of the Company's abdominal machines, which improved upon existing products manufactured by others by adding a fold for storage feature. The Company believes that its ability to take a product from concept to delivery quickly gives the Company significant advantages over its competitors.

     The Company's research and development teams have helped develop many of the innovative features that have encouraged consumers to purchase and use home fitness equipment. Results of the Company's product development program include:
(i) various electronics systems, which provide motivational feedback and personalized fitness routines; (ii) upright rowers with hydraulic shocks; (iii) treadmills which fold for easy storage; and (iv) treadmills with upper body resistance. In addition, the Company was the first to market successfully cross-training home gyms equipped with aerobic stepping functions.

Customers

     The Company's largest customer for the past several years has been Sears, Roebuck and Co. ("Sears"). In fiscal 1998, Sears accounted for approximately 32.5% of the Company's total net sales, a 3.5% increase over fiscal 1997. While no other single customer accounted for more than 10% of the Company's total sales in fiscal 1998, other important customers include Sam's Wholesale Club
("Sam's"), Kmart, Wal-Mart, Service Merchandise, and The Sports Authority. In fiscal 1998 and 1997, Sam's accounted for approximately 50% and 70%, respectively, of net sales at the Company's JumpKing subsidiary. Although sales to Sears still account for a substantial portion of the Company's sales, the percentage of sales has decreased substantially in the past several years from approximately 68% in fiscal 1989. Nevertheless, the dollar amount of the Company's net sales to Sears has increased during this time period. Sears has distinguished the Company with several vendor awards for their commitment in providing quality and value to the American consumer.

     The Company has more than 2,500 customers, excluding sales to individual consumers through direct response channels of distribution. Consistent with industry practice, the Company generally does not have long-term purchase agreements or other commitments from its customers as to levels of future sales. The level of the Company's sales to its large customers depends in large part on their continuing commitment to home fitness products and the success of their efforts to market and promote the Company's products as well as the Company's competitiveness in terms of price, quality, product innovation and customer service. The Company is not the exclusive supplier of home fitness equipment to any of its major customers. The loss of, or a substantial decrease in the amount of purchases by, or a write-off of any significant receivables due from, any of the Company's major customers would have a material adverse effect on the Company's business.

Competition

     The markets for the Company's products are highly competitive. They are characterized by frequent introduction of new products, often accompanied by major advertising and promotional programs. The Company believes that the principal competitive factors affecting its business include price, quality, brand name recognition, product innovation and customer service.

The Company competes in the U.S. with recreational and exercise activities offered by health clubs, as well as a number of domestic manufacturers, domestic direct importers, foreign companies exporting products to the U.S. and, in its direct sales efforts, with major retailers and distributors. Competitors in these areas include Precor, Inc., CML Group Inc. (under the NordicTrack brand) and LifeFitness Inc. In Europe, the Company competes principally with Tunturi, Inc., and Kettler Int'l Inc., a number of Asian importers and some of its domestic competitors. The Company's products also indirectly compete with outdoor fitness, sporting goods and other recreational products. Competitors in these product areas include Huffy Corporation, Canstar Sports Inc. (a subsidiary of Nike Inc.), Reebok International Ltd. and Rollerblade, Inc. Certain
competitors are better capitalized than the Company and may have greater financial and other resources than those available to the Company. In addition, there are no significant technological, manufacturing or marketing barriers to entry into the fitness equipment or the exercise accessory markets, although many companies in the industry, including the Company, have sought and received numerous patents in an effort to protect their competitive position.

Pursuing Growth Opportunities

     The Company is seeking strategic acquisition opportunities which would complement its existing business and provide an opportunity for growth. The Company believes growth opportunities exist in its current domestic markets as well as in selected international markets. The North American fitness equipment market is significantly more developed than other markets around the world. However, in the first quarter of 1996, the Company began to directly market its products in the key European markets of the U.K., France, Italy and the Benelux countries and is attempting to increase its market penetration in these and other foreign countries. Prior to 1996, the Company had minimal foreign sales. Net sales from European markets in 1998 and 1997 were $40.4 million and $45.4 million, respectively. In September 1996, the Company purchased certain assets of a Canadian manufacturing business ("CanCo") as well as certain distribution rights. Net sales from Canada for fiscal 1998 were $22.3 million. Net sales from Canada from September 6, 1996 until May 31, 1997 were $6.9 million.

     In keeping with its strategy of pursuing growth opportunities, in August 1996, the Company purchased substantially all the assets of HealthRider, Inc. The Company markets HealthRider brand fitness equipment and other health-related products primarily through its own specialty retail stores and kiosks, through direct response advertising in print and on television, through its mail order catalogs and through Sears, the exclusive retailer for the full-line of HealthRider equipment. At the end of fiscal 1998, HealthRider operated 103 stores in approximately 37 states.

Manufacturing and Purchasing

     In fiscal 1998, the Company manufactured or assembled over 80% of its products at its facilities in Utah, Texas, Canada and Colorado. The balance of the Company's products were manufactured and assembled by third parties, principally in the Far East. The Company has longstanding supply relationships with a number of offshore Asian vendors, many of which have exclusive relationships in the fitness industry with the Company. The combination of internal manufacturing and assembly capacity and the Company's access to third-party vendors has helped the Company meet customer demand on a competitive basis. In addition, the third party vendors provide greater flexibility in manufacturing capacity to satisfy seasonal demands.

     The Company follows a dual sourcing strategy on many of its components to minimize the impact of sourcing disruptions. For example, the Company obtains steel tubing from two to three vendors. When practical, the Company chooses vendors that will supply the Company exclusively in the home fitness category. The Company's two primary sources of electronic components, for example, do not supply any other home fitness equipment companies. In addition, the Company has identified alternative sources for many key raw materials and components. Despite these precautions, however, the Company's ability to deliver itsproducts on time is susceptible to disruptions in its supply of raw materials and components, in part because it may take as long as approximately three months to retool alternative component manufacturers to produce required components. Since the Company purchases certain components and finished products from foreign suppliers located in Canada, China, Taiwan and various other countries, the Company is subject to the general risks of doing business abroad, particularly with respect to its purchases from China, including delays in shipment, transportation delays, work stoppages, adverse fluctuations in currency exchange rates, increases in import duties and tariffs, changes in foreign regulations, changes in most-favored-nation status and political instability. In particular, the imposition of trade sanctions on China could have a material adverse effect on the Company.

     Sales to the Company's customers are highly price sensitive. The Company sets many product prices on an annual basis but purchases raw materials and components under purchase orders providing components for periods less than one year. Accordingly, the Company sets prices for many products before it has complete knowledge of the costs of raw materials and components and sometimes before product development is complete and production costs have been firmly established. After it has established prices, the Company may be unable to pass cost increases along to its customers or to compete as effectively if it seeks to pass such costs along.

     The Company utilizes more than 1.4 million square feet for manufacturing, including a 300,000 square foot facility in Logan where the majority of the Company's treadmills are manufactured or assembled. In the past, the Logan facility has also manufactured stair steppers, exercise bikes and home gyms. The Company constructed its Logan plant in 1990 and equipped the facility with modern manufacturing and assembly features, including fully integrated metal fabrication, powder coat painting, robotic welding and injection molding equipment. The facility, like the Company's other manufacturing facilities, was designed to permit flexible and efficient changes in the products being manufactured to match customer demand. In 1996, the Company expanded its manufacturing capacity by 233,000 square feet through the acquisition of CanCo in St. Jerome, Canada. In 1991, the Company began operating its Smithfield, Utah plant, which is smaller than, but very similar to the Logan facility. In 1994, the Company began operating its Clearfield, Utah manufacturing facility. In addition to its facilities in Utah, the Company has manufacturing facilities in Texas and Colorado.

     The Company applies a management system to control and monitor freight, labor, overhead and material cost components of its finished goods. The Company emphasizes product quality by monitoring operations according to uniform quality control standards. In fiscal 1994, the Company received ISO 9001 certification for its Logan facility. ISO is a nonprofit association that monitors industrial companies' manufacturing processes, quality assurance controls, personnel management and customer service in order to improve plant efficiency, product quality, customer satisfaction and company profitability.

Employees

     The Company currently employs approximately 4,200 people, 142 of whom are represented by a Canadian labor union. Factory employees are compensated through a targeted incentive system. Managerial employees receive bonuses tied to the achievement of performance targets. Approximately 252 employees are engaged in research and development, 802 in sales and marketing, 2,139 in manufacturing and 1,018 in other areas.

Environmental Matters

     The Company's operations are subject to federal, state and local environmental and health and safety laws and regulations that impose workplace standards and limitations on the discharge of pollutants into the environment and establish standards for the handling, generation, emission, release, discharge, treatment, storage and disposal of certain materials, substances and wastes. The nature of the Company's manufacturing and assembly operations exposes it to the risk of claims with respect to environmental matters, and although compliance with local, state and federal requirements relating to the protection of the environment has not had a material adverse effect on the Company's financial condition or results of operations, there can be no assurance that material costs or liabilities will not be incurred in connection with such environmental matters. Future events, such as changes in existing laws and regulations or enforcement policies or the discovery of contamination on sites owned or operated by the Company, may give rise to additional compliance costs or operational interruptions which could have a material adverse effect on the Company's financial condition.

Seasonality

     Historically, the Company has sold the majority of its products to its customers in its second and third fiscal quarters (i.e., from September through February). Increased sales and distribution typically have occurred in the Christmas retail season and the beginning of a new calendar year because of increased customer promotions, increased consumer purchases and seasonal changes that prompt people to exercise inside. The Company has in the past, from time to time, incurred net losses in the first and fourth quarters of its fiscal year. If actual sales for a quarter do not meet or exceed projected sales for that quarter, expenditures and inventory levels could be disproportionately high for such quarter and the Company's cash flow and earnings for that quarter and future quarters could be adversely affected. The timing of large orders from customers and the mix of products sold may also contribute to quarterly or other periodic fluctuations. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations--Seasonality."

ITEM 2.  PROPERTIES

The location, square footage, status and primary use of the Company's principal properties are set forth below:

                       Square
       Location        Footage            Status                        Primary Uses
---------------------- -------    ------------------------        ---------------------------------

Logan,UT              300,000     Owned                            Manufacturing, Offices, R&D
Logan,UT              206,606     Leased(Month to Month)           Offices, Manufacturing,
Warehousing
Smithfield,UT          71,575     Leased (Expires 9/98)            Manufacturing
Clearfield,UT         180,000     Leased (Month to Month)          Manufacturing,Warehousing
Clearfield,UT         329,075     Leased (Expires 6/99)            Manufacturing,Warehousing
Clearfield,UT         390,400     Leased (Expires 5/00,7/00,6/02)  Warehouse
Hyrum,UT               27,000     Leased (Month to Month)          Warehouse
Garland,TX            247,670     Leased (Expires 1/99,11/99,1/01) Offices,Manufacturing,Warehousing
Clearfield,UT         782,652     Leased (Expires 6/99,6/00,9/00)  Warehousing
Weatherford,TX         22,000     Leased (Expires 1/01)            Offices,Manufacturing
Denver,CO              72,485     Leased (Expires 4/99)            Manufacturing,Warehousing
South Brunswick,NJ    203,972     Leased (Expires 5/00)            Warehouse
Englewood,CO           10,012     Leased (Expires 5/99)            Sales Office
Logan,UT               68,750     Leased (Expires 5/01)            Warehouse
Smithfield, UT        108,187     Leased (Expires 11/02)           Warehouse
Anzin,FR                8,097     Leased (Month to Month)          Warehouse,Offices,Apartment
Carrieres Sur Seine,FR  2,966     Leased (Expires 12/98)           Warehouse,Office
Neailly Sur Seine,FR      262     Leased (Expires 9/98)            Apartment
Leeds,UK                6,000     Leased (Expires 1/99)            Offices
Perugia,IT              3,360     Leased (Expires 6/01)            Offices
Perugia,IT              6,600     Leased (Month to Month)          Warehouse
Salt Lake City,UT       6,635     Leased (Expires 12/98)           Offices
Marabel,QC            413,000     Leased (Expires 6/99)            Warehouse
San Luis Obispo,CA      4,950     Leased (Expires 12/98)           Warehouse
St. Jerome,QC          65,835     Owned                            Manufacturing,Offices
St. Jerome,QC         105,984     Leased (Expires 7/02)            Warehouse
St. Jerome,QC          61,852     Owned                            Manufacturing,Offices
Providence,UT           4,140     Leased (Month to Month)          Warehouse



     The Company believes that its existing facilities are well maintained, in good operating condition and adequate for its expected level of operations. Although a number of the Company's facilities are rented on a month to month basis, the Company does not anticipate difficulty in maintaining access to facilities required for the conduct of its business.

ITEM 3. LEGAL PROCEEDINGS

Product Liability

     Due to the nature of the Company's products, the Company is subject to product liability claims involving personal injuries allegedly related to the Company's products. The Company currently carries an occurrence-based product liability insurance policy. The policy provides coverage for the period from November 1, 1996 to October 1, 1998 of up to $5 million per occurrence and $5 million in the aggregate each for the period of November 1, 1996 through November 1, 1997 and November 1, 1997 through October 1, 1998. The current policy has a deductible on each claim of $250,000 for claims related to trampolines and $100,000 for claims related to all other products. The Company believes that its insurance is generally adequate to cover product liability claims. Previously, the Company maintained similar occurrence based policies with somewhat lower coverage limits and higher deductibles. Nevertheless, currently pending claims and any future claims are subject to the uncertainties related to litigation and the ultimate outcome of any such proceedings or claims cannot be predicted. Due to uncertainty with respect to the nature and extent of manufacturers' and distributors' liability for personal injuries, there is also no assurance that the product liability insurance of the Company is or will be adequate to cover such claims. In addition, there can be no assurance that the Company's insurers will be solvent when required to make payments on claims. Furthermore, there can be no assurance that insurance will remain available, or if available, that it will not be prohibitively expensive. The loss of insurance coverage or claims exceeding that coverage could have a material adverse effect on the Company's results of operations and financial condition.

Other

     The Company is party to a variety of non-product liability commercial suits involving contract claims and intellectual property claims. The Company believes that adverse resolution of these suits would not have a material adverse effect on the Company.

     The Company is also involved in several patent infringement claims, arising in the ordinary course of its business. The Company believes that the ultimate outcome of these matters will not have a material adverse effect on the Company.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 ICON Health, IHF Holdings and ICON Fitness did not submit any matters during the fourth quarter of the fiscal year covered by this report to a vote of security holders through the solicitation of proxies or otherwise.

                                 PART II


ITEM 5.  MARKET FOR THE REGISTRANTS' COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

     As of August 28, 1998, ICON Health had 1,000 shares of common stock outstanding all of which were held by IHF Holdings, and IHF Holdings had 1,000 shares of common stock outstanding all of which were held by ICON Fitness. ICON Fitness had 100 shares of common stock outstanding all of which were held by IHF Capital. There is no established trading market for the common stock of ICON Health, IHF Holdings or ICON Fitness. ICON Health's ability to pay dividends is limited under an indenture dated as of November 14, 1994 between ICON Health and State Street Bank & Trust Co. ("State Street") in Boston, Massachusetts, as trustee, and by ICON Health's Credit Agreement. IHF Holding's ability to pay dividends is limited under an indenture dated as of November 14, 1994 between IHF Holdings and State Street, as trustee. ICON Fitness's ability to pay dividends is limited under an indenture dated as of November 20, 1996 between ICON Fitness and State Street, as trustee.



ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial data for the year ended May 31, 1994 has been derived from the historical audited consolidated financial statements of ICON (formerly known as Weslo, Inc., and its wholly-owned subsidiaries, ProForm Fitness Products, Inc. and its wholly-owned subsidiaries, and American Physical Therapy, Inc.) and subsidiaries. The selected financial data for the years ended May 31, 1995, 1996, 1997 and 1998 have been derived from the historical audited consolidated financial statements of ICON Health, IHF Holdings and ICON Fitness. The selected financial data should be read in conjunction with Item 7
"Management's Discussion and Analysis of Financial Condition and Results of Operations," and the historical consolidated financial statements of ICON Health, IHF Holdings and ICON Fitness and the notes thereto contained elsewhere in this report.



                                                        For the Year Ended May 31,
                                                          (dollars in millions)
                                      -----------------------------------------------------------
                                                ICON     IHF     ICON     ICON     IHF     ICON
                                               Health  Holdings Fitness  Health  Holdings Fitness
                                       1994     1995     1995    1995     1996     1996    1996
                                      ------  -------  -------- -------  ------- -------- -------
Operating Data:
  Net sales. . . . . . . . . . . .    $403.0   $530.8   $530.8   $530.8  $747.6  $747.6   $747.6
  Cost of sales. . . . . . . . . .     288.2    378.4    378.4    378.4   541.5   541.5    541.5
                                      ------   ------   ------   ------  ------  ------   ------
  Gross profit . . . . . . . . . .     114.8    152.4    152.4    152.4   206.1   206.1    206.1
                                       -----    -----    -----    -----   -----   -----    -----


  Operating expenses:
   Selling . . . . . . . . . . . .      52.1     68.7     68.7      68.7    93.9    93.9    93.9
  Research and development . . . .       2.8      5.2      5.2       5.2     6.8     6.8     6.8
  General and administrative . . .      28.6     31.1     31.1      31.1    47.8    47.8    47.8
  Compensation expense
   attributable to options(1). . .         -     39.0     39.0      39.0     2.8     2.8     2.8
                                        ----    -----    -----     -----   -----   -----   -----
  Total operating expenses . . . .      83.5    144.0    144.0     144.0   151.3   151.3   151.3
                                        ----    -----    -----     -----   -----   -----   -----

  Income from operations . . . . .      31.3      8.4      8.4       8.4    54.8    54.8    54.8
  Interest expense . . . . . . . .       6.2     17.3     21.5      21.5    27.9    36.7    36.7
  Dividends on cumulative redeemable
   preferred stock of subsidiary held by
   minority interest . . . . . . .         -        -        -       2.8       -       -     5.1
  Amortization of deferred
  financing fees . . . . . . . . .         -      1.2      1.7       1.7     2.5     3.5     3.5
                                        ----     -----    ----      ----    ----    ----     ---

  Income before income taxes . . .      25.1    (10.1)   (14.8)    (17.6)   24.4    14.6     9.5
  Provision for (benefit from)
     income taxes. . . . . . . . .       9.8     (3.6)    (4.7)     (4.7)   10.8     7.9     7.9
                                       -----    ------   ------    ------  -----    -----    ----
  Net income (loss). . . . . . . .     $15.3    $(6.5)  $(10.1)   $(12.9)  $13.6    $6.7     $1.6
                                       =====    ======  =======   =======  =====    ====     ====

Balance Sheet Data (at end of period):
  Cash . . . . . . . . . . . . . .      $0.1     $4.1     $4.1      $4.1   $19.3   $19.3    $19.3
  Working capital. . . . . . . . .      97.8    137.7    137.7     137.7   157.3   157.6    157.6
  Total assets . . . . . . . . . .     184.7    281.9    290.2     290.2   306.5   316.7    316.7
  Total indebtedness(2). . . . . .      65.4    207.8    268.1     268.1   213.6   282.8    282.8
  Preferred stock of subsidiary
  (including accrued dividends). .         -        -        -      42.8       -       -     47.9
  Cumulative redeemable preferred stock
  (including accrued dividends). .         -        -     42.8         -       -    47.9        -
  Stockholders' equity . . . . . .      54.5    (14.8)  (109.6)   (109.6)    2.0  (104.8)   (104.8)

Other Data:
  Depreciation and amortization. .       4.0      6.9     11.6      11.6     9.9    19.7      19.7
  Capital expenditures . . . . . .       6.9      8.0      8.0      8. 0    15.4    15.4      15.4
--------------



                                                     For the Year Ended May 31,
                                                       (dollars in millions)
                                       ---------------------------------------------------------
                                        ICON     IHF     ICON       ICON       IHF      ICON
                                       Health  Holdings Fitness    Health    Holdings  Fitness
                                        1997     1997     1997      1998      1998      1998
                                       ------- ------- --------    -------   --------  --------
perating Data:
 Net sales. . . . . . . . . . . . .    $836.2  $836.2  $836.2      $749.3    $749.3    $749.3
  Cost of sales. . . . . . . .          583.8   583.8   583.8       535.7     535.7     535.7
  Amortization of step-up HealthRider
   and  ICON of Canada inventory . . .   14.0    14.0    14.0         0.3       0.3       0.3
                                       ------  ------   ------     ------    ------    ------

  Gross profit . . . . . . . . . . . .  238.4   238.4   238.4       213.3     213.3     213.3
                                       ------   ------  -------     -----    ------     -----

Operating expenses:
  Selling. . . . . . . . . . . . . . .  132.4    132.4      132.4   120.7     120.7     120.7
  Research and development . . . . . .    7.6      7.6        7.6     7.8       7.8       7.8
  General and administrative . . . . .   56.7     56.7       56.7    60.9      60.9      60.9
  Weider settlement. . . . . . . . . .   16.6     16.6       16.6      -         -         -
  HealthRider integration costs. . . .    4.9      4.9        4.9      -         -         -
                                        -----    -----      -----   -----     -----     -----
  Total operating expenses . . . . . .  218.2    218.2      218.2   189.4     189.4     189.4
                                        -----    -----      -----   -----     -----     -----

  Income from operations . . . . . . .   20.2     20.2       20.2    23.9      23.9      23.9
  Interest expense . . . . . . . . . .   33.6     44.1       49.7    35.0      47.4      59.4
  Dividends on Cumulative
  Redeemable preferred stock of a
   subsidiary held by minority interest    -        -         2.1      -         -         -
  Amortization of deferred
   financing fees. . . . . . . . . . .    3.0      4.2        4.6     4.8       6.2       6.9
  Other (income)/expense . . . . . . .    (.5)     (.5)       (.5)    (.5)      (.5)      (.5)

  Income before income taxes . . . . .  (15.9)   (27.6)     (35.7)  (15.4)    (29.2)    (41.9)
  Provision for income taxes . . . . .   (4.0)    (7.2)      (9.2)   (5.9)    (10.0)    (14.3)
                                       -------  -------    -------  ------    ------    ------
  Net income (loss). . . . . . . . . . $(11.9)  $(20.4)    $(26.5)  $(9.5)   $(19.2)    $(27.6)
                                       ======= ========    =======  =======  ========   =======

Balance Sheet Data (at end of period):
  Cash . . . . . . . . . . . . . . . .  $ 5.6    $ 5.6      $ 5.6   $ 3.9     $ 3.9      $ 3.9
  Working capital. . . . . . . . . . .  220.1    220.4      220.5   152.9     152.9      152.9
  Total assets . . . . . . . . . . . .  456.9    468.7      474.8   363.1     378.1      387.9
  Total indebtedness(2). . . . . . . .  327.0    406.6      494.8   274.5     366.5      466.8
  Stockholders' equity (deficit) . . .  (10.7)   (78.1)    (160.2)  (20.3)    (97.3)    (187.8)

Other Data:
  Depreciation and amortization. . . .   16.6     28.2       34.3    21.7      35.5       48.2
  Capital expenditures . . . . . . . .   16.0     16.0       16.0    11.8      11.8       11.8
--------------

(1) Consists of compensation expense attributable to the difference between the fair value of the underlying stock and the exercise price of related options granted to certain members of management.
(2) Total indebtedness is defined as current portion of long term debt plus long term debt.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following should be read in conjunction with the historical audited combined financial statements and the related notes thereto appearing elsewhere in this report. The Company's fiscal year ends on May 31 of the corresponding calendar year. For example, fiscal 1998 ended on May 31, 1998.

     This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects", "intends" and similar expressions are intended to identify forward-looking statements. The Company's actual results could differ materially from those set forth in the forward-looking statements.

Year 2000 Compliance

     The Company utilizes and is dependent upon data processing systems and software to conduct its business. The data processing systems and software include those developed and maintained by the Company's third-party data processing vendors and software which is run on in-house computer networks. During fiscal 1998, the Company initiated a review and assessment of all hardware and software to confirm that it will function properly in the year 2000. With respect to internal systems, the results of that evaluation to date have not revealed any year 2000 issues that, in the Company's opinion, create a material risk of disruption of operations. With respect to outside vendors, those vendors that have been contacted have indicated that their hardware or software is or will be Year 2000 compliant in time frames that meet regulatory requirements. Evaluation of these issues is continuing and there can be no assurance that additional issues, not presently known to the Company, will not be discovered which could present a material risk of disruption to the Company's operations.

New Accounting Pronouncements

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130") and Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). The Company will implement SFAS 130 and SFAS 131 as required in fiscal 1999, which will require the Company to report and display separately certain information related to comprehensive income and operating segments but will not result in any changes to previously recorded amounts.

Overview

     The Company, is one of the largest manufacturers and marketers of fitness equipment in the United States and in the first quarter of 1996, commenced direct marketing of its products in Europe. The Company's fitness products are targeted to home use. The Company's sales grew from $202.4 million in 1991 to $836.2 million in 1997 and then declined to $749.3 in 1998. The Company believes that during that period its growth rate exceeded the industry growth rate due to the Company's emphasis on product innovation through research and development, its broad distribution strategy and its flexible manufacturing capacity. While the Company's growth rate to date has been high, its annual percentage increase in domestic sales cannot be expected to continue at historical levels and in fact declined in 1998 compared to 1997.

     Margins. The Company's sales and gross margins depend upon its success in innovating, developing and marketing new products. Products tend to generate higher gross margins earlier in the product life cycle (after production efficiencies have been realized following an initial start-up period), when there are fewer companies offering similar products, and tend to generate lower gross margins over time as competition increases.

     Direct Sales; European Operations. In 1992, the Company began selling products directly to the public through television infomercials and print media campaigns (i.e., direct marketing). Products sold through direct marketing are sold at retail prices, and therefore, at higher gross margins than products sold through the Company's other distribution channels. However, direct marketing sales have higher associated selling, advertising, distribution and other roll-out expenses. The Company is currently focusing principally on 30 and 60 second television advertisements designed to enhance both retail and direct response sales of its products as opposed to 30 minute infomercials. Notwithstanding the foregoing, the Company may continue to utilize direct response marketing with respect to its HealthRider products and its other brands.

     During the first quarter of 1996, the Company established its own sales operations in Europe. Prior to that, the Company's products were distributed in Europe primarily by third parties. The Company began to directly market its products in Canada in September of 1996. The Company's European and Canadian operations have been consolidated in the statement of operations for 1998 and the balance sheet at May 31, 1998. Certain of the Company's European operations are not currently profitable, and there can be no assurance that the Company will be successful in selling its products in non-U.S. markets.

     Non-Recurring Items and Other One-time Expenses. In 1997, the Company incurred (i) approximately $4.9 million of integration expenses in connection with the HealthRider Acquisition; (ii) one-time selling expenses related to the liquidation of certain HealthRider inventory at the time of acquisition of $6.4 million; (iii) a significant, non-recurring, non-cash increase in cost of goods sold of approximately $14.0 million (due to the fact that the Company's purchase accounting for the HealthRider Acquisition and the Weider Sports and CanCo Acquisitions included writing-up the book value of the acquired inventory to fair market value less estimated sales costs); (iv) approximately $16.6 million in settlement expenses related to the WHF Settlement; and (v) the tax benefit related to items (i) through (iv) of $15.9 million.

     In 1995, the Company incurred a $39.0 million compensation expense with respect to the exchange of management stock options in connection with the Recapitalization, including the redemption of the Redeemable Options at a price of $26.4 million and related tax payments of $.3 million. Such redemption resulted in a $26.7 million cash compensation expense for the period in which the redemption occurred. The Company also recorded in 1995 a $12.3 million non-cash compensation expense at the Recapitalization Closing as a result of the exchange of options to purchase capital stock of the Recapitalized Companies for $4.0 million of options to buy IHF Holdings Preferred Stock and $8.3 million of options to buy common stock of IHF Capital and the Company also recorded an offsetting tax benefit to account for the future tax benefit when these options are exercised. In connection with the 1997 redemption of the options to buy IHF Holdings Preferred Stock, the Company realized a tax benefit related to the redemption price of such options of $3.7 million.

Results of Operations

     The following table sets forth certain financial data of the Company expressed as a percentage of net sales for fiscal 1996, 1997 and 1998:



                                                    For the Year Ended May 31,
                                  -------------------------------------------------------------
                                   1996       1996        1996     1997        1997      1997
                                   ICON       ICON        IHF      ICON        ICON      ICON
                                  Health     Holdings    Fitness   Health     Holdings  Fitness
                                  ------     --------    -------   ------     --------  -------

Net sales 100% . . . . . .        100.0%     100.0%      100.0%    100.0%      100.0%    100.0%
Cost of sales. . . . . . .         72.4       72.4        72.4      69.8        69.8      69.8
Amortization of step-up of
  HealthRider and ICON of
   Canada inventory                  -          -           -        1.7         1.7       1.7
                                   ----       ----        ----      -----       ----      ----

Gross profit . . . . . . .         27.6       27.6        27.6      28.5        28.5      28.5
                                   ----       ----        ----      ----        ----      ----
Operating expenses:
     Selling . . . . . . .         12.6       12.6        12.6      15.8        15.8      15.8
     Research and development       0.9        0.9         0.9       0.9         0.9       0.9
     General and administrative     6.4        6.4         6.4       6.8         6.8       6.8
     Weider settlement . .            -          -         2.0       2.0         2.0       2.0
     HealthRider integration costs    -          -           -       0.6         0.6       0.6
     Stock option compensation
      expense                       0.4        0.4         0.4         -           -         -
                                   ----       ----        ----      ----        ----      ----
     Total operating expenses      20.3       20.3        20.3      26.1        26.1      26.1

Income from operations. . .         7.3        7.3         7.3       2.4         2.4       2.4
Interest expense and amortization
  of deferred financing fees        4.0        5.3         5.3       4.4         5.8       6.5
Dividends on cumulative
    redeemable preferred stock of
    a subsidiary held by minority
    interest. . . . . . . .           -          -         0.7         -           -       0.3
Other (income)/expense. . .           -          -           -      (0.1)       (0.1)     (0.1)
                                    ---        ---         ---      -----       -----     -----
Income (loss) before income taxes   3.3        2.0         1.3      (1.9)       (3.3)     (4.3)
Provision (benefit) for income
    taxes                           1.5        1.1         1.1      (0.5)       (0.9)     (1.1)
                                    ---        ---         ---      -----       -----     -----

Net income (loss). . . . . .        1.8%       0.9%        0.2%     (1.4%)      (2.4%)    (3.2%)
                                    ====       ====        ====     ======      ======    ======

                                    For the Year Ended May 31,
                                  ------------------------------
                                   1998       1998       1998
                                   ICON       ICON        IHF
                                  Health     Holdings    Fitness
                                  ------     --------    -------
Net sales 100% . . . . . .        100.0%     100.0%      100.0%
Cost of sales. . . . . . .         71.5       71.5        71.5
                                  ------     ------      ------
Gross profit . . . . . . .         28.7       28.5        28.5
                                  ------     ------      ------
Operating expenses:
     Selling . . . . . . .         16.1       16.1        16.1
     Research and development       1.1        1.1         1.1
     General and administrative     8.1        8.1         8.1
                                  ------     -----       -----
     Total operating expenses      25.3       25.3        25.3

Income from operations. . .         3.2        3.2         3.2
Interest expense and amortization
  of deferred financing fees        5.3        7.1         8.8
                                   ----        ----        ----
Income (loss) before income taxes  (2.1)      (3.9)       (5.6)
Provision (benefit) for income
    taxes                          (0.8)      (1.3)       (1.9)
                                   -----      -----       -----

Net income (loss). . . . . .       (1.3%)     (2.6%)      (3.7%)
                                   ======     ======      ======

Year Ended May 31, 1998 Compared to the Year Ended May 31, 1997

     Net sales decreased by $86.9 million, or 10.4% from $836.2 million in 1997 to $749.3 million in 1998. The decrease in sales was primarily attributable to upright rower sales and ab shaper sales which decreased $77.8 million and $41.2 million, respectively. Also, airwalker sales decreased $16.5 million, rower/skier sales decreased by $5.2 million and sales in Europe decreased by approximately $4.9 million. These decreases were offset by increased treadmill sales of $21.1 million, increased bike sales of $13.3 million, a new elliptical product introduced in fiscal 1998 accounted for $21.8 million in new sales and other various product sales including softgoods increased by approximately $2.5 million. Treadmill sales increased from $452.9 million in 1997 to $474.0 million in 1998. Treadmill sales accounted for approximately 54.2% of net sales in 1997 and 63.3% of net sales in 1998.

     Gross profit for 1998 was $213.3 million, or 28.5% of net sales. In 1997 gross profit was also 28.5% of net sales at $238.4 million.

     Selling expenses were $120.8 million, or 16.1% of net sales, in 1998 compared to $132.4 million, or 15.8% of net sales in 1997. The dollar decline is attributed to a decrease in direct response and other advertising of $6.0 million as well as a one time charge of $6.4 million related to the Healthrider acquisition in fiscal 1997. In addition, commissions expense decreased by $0.9 million during fiscal 1998. These decreases were offset by an increase in bad debt expense of $1.4 million primarily due to one company that filed for bankruptcy in fiscal 1998 and other various increases of approximately $0.3 million.

     Research and development expense was $7.8 million, or 1.1% of net sales, for 1998 compared to $7.6 million, or 0.9% of net sales, for 1997. This increase is due to continued efforts to develop both current and future products.

     General and administrative expense totaled $60.9 million, or 8.1% of net sales, for 1998 compared to $56.7 million, or 6.8% of net sales, for 1997. The largest single increase in 1998 over 1997 is depreciation expense of $3.1 million, which increased due to the recent acquisition of assets from HealthRider and CanCo. Product liability insurance claims increased $1.4 million during fiscal 1998 due to a concerted effort by the legal department to settle outstanding claims. Also, legal expense and rent expense have increased approximately $1.1 million and $0.9 million, respectively, in fiscal 1998 over fiscal 1997. These increases were offset by decreases in the salaries and bonus expenses of $2.3 million in fiscal 1998 compared to fiscal 1997.

     In the second quarter of fiscal 1997, the Company and WHF and its affiliates settled litigation through a number of agreements. The settlement included the release of certain claims previously asserted by WHF and its affiliates, amendments to certain agreements existing between the Company and WHF and its affiliates and certain new agreements among the Company and WHF and its affiliates. Expenses related to the WHF settlement amounted to $16.6 million for fiscal 1997. There were no expenses related to this settlement in fiscal 1998.

     HealthRider integration costs totaled $4.9 million for fiscal 1997. These charges were incurred to eliminate the duplication in staff and facilities with those of ICON Health. There were no charges related to HealthRider integration during fiscal 1998.

     As a result of the foregoing factors, operating income was $23.9 million, or 3.2% of net sales in fiscal 1998, compared to $20.2 million, or 2.4% of net sales in fiscal 1997.

     Interest expense, including amortization of deferred financing fees increased to $39.9 million for ICON Health, $53.6 million for IHF Holdings and $66.3 million for ICON Fitness in fiscal 1998 compared to $36.7 million for ICON Health, $48.3 million for IHF Holdings and $54.3 million for ICON Fitness for fiscal 1997. The increase in interest expense and amortization of deferred financing fees in fiscal 1998 is the result of additional levels of borrowing under the Company's credit agreement and accretion of the principal balances of the Company's outstanding indentures.

     Dividends on cumulative redeemable preferred stock totaled $2.1 million for ICON Fitness for fiscal 1997. This Preferred Stock was redeemed in the second quarter of fiscal 1997.

     The income tax benefit was $5.9 million for ICON Health, $10.0 million for IHF Holdings and $14.3 million for ICON Fitness for fiscal 1998, compared with a tax benefit of $4.0 million for ICON Health, $7.2 million for IHF Holdings and $9.2 million for ICON Fitness during fiscal 1997. This is a result of the loss before income tax for fiscal 1998 and 1997. At the end of fiscal 1998, ICON Fitness has a net deferred tax asset of $33.7 million. No valuation allowance has been recorded against this asset because the Company believes that it will generate sufficient future taxable income through operations to realize the net deferred assets prior to expiration of any net operating losses (NOL). NOL's can be carried forward up to 20 taxable years. There can be no assurance however, that the Company will generate any specific level of earnings or that it will be able to realize any of the deferred tax asset in future periods. If the Company is unable to generate sufficient taxable income in the future through operating results, a valuation allowance against this deferred tax asset would result in a charge to earnings.

     As a result of the foregoing factors, the net loss was $9.5 million for ICON Health, $19.2 million for IHF Holdings and $27.6 million for ICON Fitness for fiscal 1998, compared to net losses of $12.0 million for ICON Health, $20.4 million for IHF Holdings and $26.5 million for ICON Fitness during the same period of fiscal 1997.

     Advertising allowances due to retail customers totaled $2.5 million at May 31, 1998. Advertising allowances are generally a fixed percentage of sales to customers. Fluctuations in the balance of this allowance are attributable to changes in customer sales mix and the timing of when allowances are taken.


Year Ended May 31, 1997 Compared to the Year Ended May 31, 1996

     Net sales increased by $88.6 million, or 11.8%, from $747.6 million in 1996 to $836.2 million in 1997. The increase was primarily attributable to sales increases of $140.5 million of the Company's treadmill products and the sales from the HealthRider Acquisition. Treadmill sales were $452.9 million, or 54.2% of net sales in 1997 compared to $312.4 million, or 41.8% of net sales in 1996. During 1997, upright rower sales were $85.2 million or 10.2% of net sales compared to $259.1 million or 34.7% during 1996. The decline in upright rowers is due to a general softening of demand for that particular product category. European sales totaled $45.4 million in 1997 compared to $33.3 million in 1996.

Gross profit for 1997 was $238.4 million, or 28.5% of net sales, compared to $206.1 million, or 27.6% of net sales, for 1996. The step-up of HealthRider and ICON of Canada inventory increased cost of sales by $14.0 million in 1997. Without this charge, the gross profit would have increased to 30.2% due to gross margin improvements in the Company's line of treadmill products and higher gross margin on HealthRider brand products.

     Selling expenses were $132.4 million, or 15.8% of net sales, in 1997 compared to $93.9 million, or 12.6% of net sales, in 1996. The dollar increase in selling expenses resulted primarily from the initial inclusion of selling expenses at HealthRider of $42.9 million which includes $6.4 million of one-time expenses to dispose of upright rowers acquired in connection with the Acquisition. These one time selling expenses will continue until discontinued products purchased in the HealthRider Acquisition are liquidated. The Company had no comparable expenses during fiscal 1996.

     Research and development expense was $7.6 million, or 0.9% of net sales, for 1997 compared to $6.8 million, or 0.9% of net sales, for 1996. This dollar increase is related to on-going development of both current and future product offerings.

     General and administrative expense totaled $56.7 million, or 6.8% of net sales, for 1997 compared to $47.9 million, or 6.4% of net sales, for 1996. HealthRider's general and administrative expenses totaled $4.9 million with no comparable expense during 1996. The increase in general and administrative expenses as a percentage of sales was primarily due to expansion and the higher costs associated with operating the Company's business.

     The Company recorded no compensation expense related to management stock options in 1997 compared to $2.8 million of such compensation expense in 1996.

     As a result of the foregoing factors, operating income decreased to $20.2 million, or 2.4% of net sales, in 1997, from operating income of $54.8 million, or 7.3% of net sales, in 1996. Operating income before inventory step-up, one time HealthRider selling expenses, HealthRider integration expenses and the expense of the Weider Settlement would have been $62.1 million, or 7.4% of net sales.

     Interest expense, including amortization of deferred financing fees, increased to $36.7 million for ICON Health, $48.3 million for IHF Holdings and $54.3 million for ICON Fitness in 1997 compared to $30.4 million for ICON Health and $40.2 million for IHF Holdings and ICON Fitness for 1996. Interest expense has increased due to the Company's growth and the high level of borrowing incurred in connection with the HealthRider Acquisition, the WHF Settlement, the Weider Sports and CanCo Acquisitions and the interest associated with the 14% Series A Senior Discount Notes of ICON Fitness issued in November 1996. In 1997, ICON Fitness recorded interest expense of $2.1 million, compared to $5.1 million in 1996, related to dividends accruing on IHF Holdings which was issued in connection with the Recapitalization and which was held by affiliates of the Company. The IHF Holdings preferred stock was redeemed with the proceeds of the 14% Series A Senior Secured Discount Notes.

     The income tax benefit was $4.0 for ICON Health, $7.2 million for IHF Holding and $9.2 million for ICON Fitness for 1997 compared with a tax provision of $10.8 million for ICON Health and $7.9 million for IHF Holdings and ICON Fitness for 1996. The effective tax rates for 1997 differ from those for 1996 as a result of the non-deductibility of the dividends on IHF Holdings preferred stock (ICON Fitness) and the fact that no income tax benefits were recognized in 1997 or 1996 for losses incurred in connection with the

Company's European subsidiaries due to uncertainty regarding the subsidiaries' ability to generate future taxable income against which such losses can be applied.

     As a result of the foregoing factors, net losses were $12.0 million for ICON Health, $20.4 million for IHF Holdings and $26.5 million for ICON Fitness in 1997 compared to net income of $13.6 million for ICON Health, $6.7 million for IHF Holdings and $1.6 million for ICON Fitness in 1996.

Seasonality

     The following are the net sales and operating income of the Company by quarter for the fiscal years 1998, 1997 and 1996:

                                           (in millions)
                               First     Second     Third   Fourth
                              Quarter    Quarter   Quarter  Quarter
                              --------   -------   -------  -------

Net Sales
     1998 . . . . . . .       $127.5     $236.3     $252.0   $133.5
     1997 . . . . . . .        125.8      249.5      248.7    212.2
     1996 . . . . . . .        124.8      228.5      240.9    153.4
Operating Income
     1998 . . . . . . .        $(7.6)     $15.7      $21.5    $(5.7)
     1997 . . . . . . .          2.0        1.2        8.5      8.5
     1996 . . . . . . .          6.4       20.0       25.4      3.0
Net Income (Loss)
     1998 . . . . . . .       $(15.4)     $(0.7)      $2.1   $(13.6)
     1997 . . . . . . .         (5.8)      (8.9)      (3.2)    (8.6)
     1996 . . . . . . .         (3.4)       4.2        7.1     (6.3)
-----------------------

     Historically, the Company has sold a majority of its products to customers in its second and third fiscal quarters (i.e., from September through February). Increased sales and distribution typically have occurred in the Christmas retail season and the beginning of a new calendar year because of increased promotions by customers, increased consumer purchases and seasonal changes that prompt people to exercise inside. If actual sales for a quarter do not meet or exceed projected sales for that quarter, expenditures and inventory levels could be disproportionately high for such quarter and the Company's cash flow for that quarter and future quarters could be adversely affected. The timing of large orders from customers and the mix of products sold may also contribute to periodic fluctuations. While seasonality has been the trend, it may not be indicative of the results to be expected for this fiscal year or for any future years.

Liquidity and Capital Resources

     In 1998, the Company provided $47.6 million of cash from operating activities compared to a usage of cash in the amount of $37.7 million in 1997. The majority of this cash provided by operating activities is a result of a decrease in accounts receivable. The Company received $6.4 million from investing activities for fiscal 1998 due to the sale of a building for $18.3 million, offset by $11.8 million of cash used for capital expenditures related to upgrades in plant and tooling, purchases of additional manufacturing equipment. Also, the Company used $55.7 million for financing activities during 1998 to pay down lines of credit and other long term debt. As a result of the foregoing factors, the Company had a net decrease in cash of

$1.7 million from May 31, 1997 to May 31, 1998.

     In 1997, the Company used $37.7 million of cash in operating activities primarily as a result of increases in accounts receivable. The Company used $16.0 million in cash for capital expenditures related to upgrades in plant and tooling, purchases of additional manufacturing equipment and building expansion and $6.3 million for repayments of long term debt. The Company used $25.8 million in cash to acquire HealthRider and $11.1 million to acquire Weider Sports and CanCo. In addition, the effect of exchange rates decreased the Company's cash balances at May 31, 1997 by $1.0 million. During 1997, the Company had a net decrease in cash of $13.8 million.

     In 1996, the Company generated $24.5 million of cash from operating activities and had net borrowings of approximately $6.4 million under the Amended Credit Agreement's ("Credit Agreement") revolving credit facility primarily to finance increases in accounts receivable. The Company used $15.4 million in cash for capital expenditures related to upgrades in plant and tooling, purchases of additional manufacturing equipment and building expansion and $.7 million for repayments of long term debt. In addition, the effect of exchange rates increased the Company's cash balances at May 31, 1996 by $.4 million. As a result of the foregoing factors, the Company had a net increase in cash of $15.2 million from May 31, 1995 to May 31, 1996.

     The Company's primary short-term liquidity needs consist of financing seasonal merchandise inventory buildups and paying cash interest expense under its Credit Agreement and on the Senior Subordinated Notes. The Company's principal source of financing for seasonal merchandise inventory buildup and increased receivables is revolving credit borrowings under the Credit Agreement. The Company's working capital borrowing needs are typically at their lowest level in April through June, increase somewhat through the summer and sharply increase from September through November to finance accounts receivable and purchases of inventory in advance of the Christmas and post-holiday selling season. Generally, in the period from November through February, the Company's working capital borrowings remain at their highest level and then are paid down to their lowest annual levels by April.

     At May 31, 1998, the Company had $148.5 million of revolving credit borrowings outstanding under the Credit Agreement. Advances under the Credit Agreement's revolving credit facility are subject to the amount of Eligible Accounts and Eligible Inventory (each as defined in the Credit Agreement) of the Company. The Company's ability to make revolving credit borrowings under the Credit Agreement expires on November 14, 1999. At May 31, 1998 the Company had $7.3 million of additional indebtedness available to be drawn on a revolving credit basis under the newly amended Credit Agreement. The Company believes that availability under the Credit Agreement is adequate to meet the Company's obligations in the near term. Revolving credit borrowings have primarily been used to increase inventory levels, to finance normal trade credit for customers, to make interest payments on debt issued in connection with the Recapitalization and to make capital expenditures. The Credit Agreement contains a number of covenants, all of which the Company was in compliance with after obtaining appropriate amendments and waivers as of the date hereof. The Company amended the Credit Agreement in August of 1996 to permit total borrowings of up to $310 million in order to meet the Company's longer term needs. There can be no assurance that the Company will be able to increase its available credit under the Credit Agreement. The Company believes for the near-term that cash flow from operations and availability of revolving credit borrowings under the Credit Agreement will provide adequate funds for its working capital needs, planned capital expenditures and debt service obligations. The Company is highly leveraged, and its ability to fund its operations and make planned capital expenditures, to make scheduled payments and to refinance its indebtedness depends on its future operating performance and cash flow, which in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond its control.

     At May 31, 1997, the Company had $178.8 million of revolving credit borrowings outstanding under the Credit Agreement. At May 31, 1997 the Company had $19.8 million of additional indebtedness available to be drawn on a revolving credit basis under the Credit Agreement. Revolving credit borrowings were used in 1997 to increase inventory levels, to finance normal trade credit for customers, to make interest payments on debt issued in connection with the Recapitalization, to fund the HealthRider, Weider Sports and CanCo Acquisitions and to make capital expenditures. The Company was in compliance with the restated and amended credit agreement at May 31, 1997.

     On November 20, 1996, ICON Fitness issued 14% Series A Senior Discount Notes with a face value of $162,000,000. These Senior Discount Notes generated gross proceeds of $82.5 million. The Company used the net proceeds from the Senior Discount Notes to finance the purchase of some of the outstanding shares of common stock of IHF Capital, Inc. and warrants to purchase shares of such stock held by certain stockholders and the purchase of all of the outstanding shares of preferred stock of IHF Holdings and options to purchase shares of such stock. Interest on the Notes will begin accruing on November 15, 2001 and will be payable semi-annually on each May 15 and November 15, commencing May 15, 2002. The principal and accrued interest on the Senior Discount Notes will be due on November 15, 2007.

     The Company's longer term liquidity needs include (a) required quarterly amortization payments on the term loans under the Credit Agreement, consisting of $1.3 million from March 31, 1998 and $1.6 million from March 31, 1999 until the final payment of $5.6 million in December 2002, (b) payments of interest on the 13% Senior Subordinated Notes of $13.2 million in fiscal years 1999 through 2002 and principal of $101.25 million due on July 15, 2002, (c) payments of interest on the 15% Senior Secured Discount Notes of $10.1 million due May 2000, these interest payments increase to $18.6 million for fiscal years ending 2001 through 2004 and interest and principal of $132.2 million is due on November 15, 2004, and (d) semi-annual interest payments of $11.3 million on the 14% Senior Discount Notes beginning May 15, 2002 and ending on November 15, 2007 and $162.0 million in principal on November 15, 2007.

     The Company made capital expenditures of approximately $11.8 million during fiscal 1998 and expects to make capital expenditures of approximately $14.3 million in 1999. Such expenditures are primarily for expansion of physical plant, purchases of additional or replacement manufacturing equipment and revisions and upgrades in plant tooling. The Company also made research and development expenditures in 1998 of approximately $7.8 million, and expects to make research and development expenditures of approximately $8.0 million in 1999.

Inflation and Foreign Currency Fluctuations

     Although the Company cannot accurately predict the precise effect of inflation on its operations, it does not believe that inflation has had a material effect on sales or results of operations in recent years. The Company does import some finished products and components from Canada and Asia. All purchases from Asia have been fixed in U.S. dollars and, therefore, the Company has not been subject to foreign currency fluctuations on such purchases, although the Company's vendors may respond to foreign currency fluctuations by seeking to raise their prices. Purchases of inventory from Canada have been settled in Canadian dollars and therefore the Company has been subject to fluctuations in the value of the Canadian dollar which could have an impact on the Company's operating results. In connection with the importation of products and components from Canada, the Company from time to time engages in hedging transactions by entering into forward contracts for the purchase of Canadian dollars which are designed to protect against such fluctuations. The Company's hedging transactions do not subject it to exchange rate risk because gains and losses on these contracts offset losses and gains on the transaction being hedged. The unhedged portion of purchases from Canada is not significant.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                     Index to Consolidated
                     Financial Statements
                         and Schedules


                                      Page
Report of Independent Accountants of
       Price Waterhouse LLP. . . . . . . . . . . . . . . . . . . . 43

Consolidated Financial Statements:

Consolidated Balance Sheets, May 31, 1998 and 1997 . . . . . . . . 44

Consolidated Statements of Income for the Years Ended
       May 31, 1998, 1997 and 1996 . . . . . . . . . . . . . . . . 45

Consolidated Statements of Stockholders' Equity (Deficit)
       for the Years Ended May 31, 1998, 1997 and 1996 . . . . . . 46

Consolidated Statements of Cash Flows for the Years Ended
       May 31, 1998, 1997 and 1996 . . . . . . . . . . . . . . . . 49

Notes to Consolidated Financial Statements . . . . . . . . . . . . 51

Financial Statement Schedules:

Schedule VIII -
Valuation Accounts for the Three Years Ended May 31, 1998. . . . . 73



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                Part III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS
MANAGEMENT

Directors and Executive Officers

     The directors and executive officers of the Company, and their ages, are as follows:

          Name            Age               Position
------------------------ ----  -------------------------------------------
  Scott R. Watterson . .   43    Chairman of the Board and Chief Executive
                                   Officer
  Gary E. Stevenson. . .   43    President, Chief Operating Officer and
                                   Director
  Robert C. Gay. . . . .   46    Vice Chairman of the Board
  Ronald P. Mika . . . .   37    Director
  Geoffrey S. Rehnert. .   40    Director
  S. Fred Beck . . . . .   40    Chief Financial and Accounting Officer, Vice
                                   President and Treasurer
  David J. Watterson . .   39    Vice President, Marketing and
                                   Research and Development
  Jon M. White . . . . .   50    Vice President, Manufacturing
  William T. Dalebout. .   50    Vice President, Design
  Brad H. Bearnson . . .   44    General Counsel and Secretary

     Scott R. Watterson. Mr. Watterson has served as President and Chief Executive Officer of Weslo since he co-founded Weslo in 1977 and has served as President and Chief Executive Officer of ProForm since 1988. Effective as of the Recapitalization Closing, Mr. Watterson became Chairman of the Board and Chief Executive Officer of the Company. In addition, Mr. Watterson is a director of American Pad and Paper Company. David Watterson is Mr. Watterson's brother.

     Gary E. Stevenson. Mr. Stevenson has served as Chief Operating Officer of Weslo since he co-founded Weslo in 1977 and has served as Chief Operating Officer of ProForm since 1988. Effective as of the Recapitalization Closing, Mr. Stevenson became President, Chief Operating Officer and a Director of the Company.

     Robert C. Gay. Mr. Gay became Vice Chairman of the Board of Directors of the Company effective as of the Recapitalization Closing. Mr. Gay has been a Managing Director of Bain Capital since April 1993 and has been a General Partner of Bain Venture Capital since February 1989. From 1988 through 1989, Mr. Gay was a principal of Bain Venture Capital. In addition, Mr. Gay is a director of Alliance Entertainment Corp., American Pad & Paper Company, GT Bicycles, Inc., GS Industries, Inc. and its subsidiary GS Technologies Operating Co., Inc., and Physio-Control International Corporation.

     Ronald P. Mika. Mr. Mika became a Director of the Company effective as of the Recapitalization Closing. Mr. Mika has been a Managing Director of Bain Capital since December 1996, and prior to that he was a Principal of Bain Capital from December 1992 and was an associate of Bain Capital from August 1989 through November 1992.

     Geoffrey S. Rehnert. Mr. Rehnert became a Director of the Company effective as of the Recapitalization Closing. Mr. Rehnert has been a Managing

Director of Bain Capital since April 1993 and has been a General Partner of Bain Capital since 1986. Mr. Rehnert is also a director of GT Bicycles, Inc., Worldcorp, Inc., FTD, Inc., KollMorgen Corporation and U.S. Order, Inc.

     S. Fred Beck. Mr. Beck has served as the Chief Financial Officer of Weslo since 1989. Mr. Beck became Chief Financial and Accounting Officer, Vice President and Treasurer of the Company as of the Recapitalization Closing.

     David J. Watterson. Mr. Watterson has served as Vice President of Marketing and Research and Development of Weslo since 1992 and has continued in that position with the Company since the Recapitalization Closing. Prior to 1992, Mr. Watterson served as Vice President of Sales of Weslo. Scott Watterson is David Watterson's brother.

     Jon M. White. Mr. White has served as Vice President of Manufacturing of Weslo since 1988 and has continued in that position with the Company since the Recapitalization Closing.

     William T. Dalebout. Mr. Dalebout has served as Vice President of Design of Weslo since 1987 and has continued in that position with the Company since the Recapitalization Closing.

     Brad H. Bearnson. Mr. Bearnson presently serves as General Counsel and Secretary. Mr. Bearnson first joined the Company in March of 1995 prior to which he represented the Company and its redecessors, ProForm and Weslo, as outside counsel since 1983. Prior to March, 1995, Mr. Bearnson was a shareholder with the law firm of Olson & Hoggan, P.C. Mr. Bearnson is also a certified public accountant.


ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth information concerning the compensation for 1998, 1997 and 1996 for Mr. Scott Watterson and the Company's other four most highly compensated executive officers (collectively, the "Named Executive Officers"):


                                     SUMMARY COMPENSATION TABLE



                                                                       Long Term
                                                Annual Compensation   Compensation     All Other
                                                -------------------   -------------  Compensation
   Name and Principal Position            Year  Salary ($) Bonus($)   Options(#)(1)     ($)(2)
   ---------------------------            ----  ---------- --------   -------------  ------------
Scott R. Watterson(3)                     1998   472,500    220,300      -            1,800
  Chairman of the Board and Chief         1997   450,000  1,047,384      -            2,250
  Executive Officer                       1996   450,000    690,660  469,988(4)(5)   22,791(6)

Gary E. Stevenson(3)                      1998   420,000    220,300      -            1,800
  President and Chief Operating Officer   1997   400,000  1,047,384      -            2,250
                                          1996   400,000    690,660  375,251(4)(7)   22,952(6)

S. Fred Beck                              1998   188,000     39,300        -          2,234
  Chief Financial and Accounting Officer  1997   178,920    144,533        -         79,506(11)
  Vice President and Treasurer            1996   168,000    149,000   62,285(8)(9)    1,588

David J. Watterson                        1998   229,000     39,300        -          1,920
  Vice President, Marketing and Research  1997   218,325    144,533        -         78,696(11)
  and Development                         1996   205,000    149,000   62,285(8)(9)    1,547

Richard Hebert                            1998   318,916    187,097        -          5,939
  General Manager, ICON Du Canada, Inc.   1997   388,043(10)    -          -          9,440
-------------

(1)Options to purchase shares of IHF Capital's Class A Common Stock.
(2)Includes amounts contributed by the Company for the benefit of the named executive officers under the Company's 401(k) Plan.
(3)The table does not reflect the consulting fees that Scott Watterson and Gary Stevenson received from CanCo equal to an aggregate of 14% of its pre-tax earnings up to the time that the Company acquired CanCo's assets in September of 1996.
(4)Includes options for 90,588 shares of Class A Common Stock granted in connection with the Recapitalization at an exercise price of $30.87 per share, which was substantially above market value. In March 1996 the exercise price of these options was reset to $8.92 per share, which was the then current fair market value of the Class A Common Stock.
(5)Includes options to purchase 341,053 shares of Class A Common Stock at $5.80 per share which were granted in May 1996 when the then current fair market value of such stock was $8.92 per share.
(6)Includes $19,722 and $19,802 paid on behalf of Scott Watterson and Gary Stevenson, respectively, for legal fees and expenses.
(7)Includes options to purchase 246,316 shares of Class A Common Stock at $5.80 per share which were granted in May 1996 when the then current fair market value of such stock was $8.92 per share.
(8)Includes options for 7,549 shares of Class A Common Stock granted in connection with the Recapitalization at an exercise price of $30.87 per share, which was substantially above market value. In September 1995 the exercise price of these options was reset to $5.80 per share, which was the then current fair market value of the Class A Common Stock.
(9)Includes options to purchase 54,736 shares of Class A Common Stock at $5.80 per share which were granted in May 1996 when the then current fair market value of such stock was $8.92 per share.
(10)Represents Mr. Hebert's salary from September 6, 1996, the date of the ICON of Canada acquisition, to May 31, 1997.
(11)Includes forgiveness by Company of $60,000 loan to Mr. Beck and Mr. David Watterson.

     The following table sets forth information as of May 31, 1998, concerning options of IHF Capital exercised by each of the named executive officers in 1998 and year end option values:
                                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                                      AND FISCAL YEAR END OPTION VALUES(1)


                     Shares                  Number of Unexercised    Value of Unexercised
                    Acquired      Value            Options at         In-the-Money Options
                       On       Realized        May 31, 1998 (3)        May 31, 1998 ($)(2)
                    Exercise(#) ($)(2)     Exercisable/Unexercisable Exercisable/Unexercisable
                    ----------- ---------  ------------------------- -------------------------
                    Class A     Class A    Class A      Class L      Class A      Class L
                     Common      Common     Common      Common       Common       Common
                     Stock       Stock       Stock       Stock        Stock        Stock

Scott Watterson. . .   -           -       469,988/0(3) 48,620/0       -/-          -/-
Gary Stevenson . . .   -           -       375,251/0(3) 37,816/0       -/-          -/-
S. Fred Beck . . . .   -           -        77,383/0         -         -/-          -/-
David J. Watterson . 15,098        -        62,285/0         -         -/-          -/-
Richard Hebert . . .   -           -              -          -          -            -


(1)This table includes options issued in connection with the Recapitalization in exchange for previously outstanding options to purchase stock of the Recapitalized Companies.
(2)As of May 31, 1998 there was no market for the common stock of IHF Capital. For purposes of the calculations in this table, the fair value of one share of IHF Capital's Class A Common Stock was assumed to be $0.09375 and the fair value of one share of its Class L Common Stock was assumed to be $.7203.
(3)The options held by Messrs. Watterson and Stevenson include options for 366,784 and 285,276 shares, respectively, of Class A Common Stock granted pursuant to the Recapitalization.



1994 Stock Option Plan

     In November 1994 the Company adopted the IHF Capital, Inc. 1994 Stock Option Plan, as amended (the "1994 Stock Option Plan") which provided for the grant to certain eligible employees of either incentive stock options, nonstatutory options or both. No employee was entitled to grants of options in excess of 700,000 shares. A total of 2,110,207 shares of Class A Common Stock were reserved for issuance under the 1994 Stock Option Plan, which is administered by the Board of Directors or a committee thereof, of which 802,290 shares have been issued or canceled and 1,309,299 represent outstanding stock options as of May 31, 1998.

1996 Stock Option Plan

     In August 1996, the Company adopted the 1996 Stock Option Plan (the "1996 Stock Option Plan") which provides for the grant to directors and certain eligible employees of the Company either incentive stock options, non-qualified options or both. The 1996 Stock Option Plan satisfies the requirements of Rule 16b-3 under the 1934 Act. Subject to adjustment for stock splits and similar events, a total of 2,070,000 shares of Class A Common Stock has been authorized for issuance under the 1996 Stock Option Plan, which is administered by the Board of Directors. Through May 31, 1998, no options have been granted under the 1996 plan.

Committee Interlocks and Insider Participation

     The Company did not maintain a compensation committee during 1998. Messrs. Scott Watterson's and Stevenson's 1997 compensation was determined prior to the Recapitalization pursuant to employment contracts that had been in place since 1989 and after the Recapitalization pursuant to the newly entered into employment agreements described below. Messrs. Watterson and

Stevenson participated in the deliberations concerning the compensation of other officers, and Mr. Beck participated in the deliberations concerning the compensation of officers other than himself and Messrs. Watterson and Stevenson. See Item 13 "Certain Relationships and Related Transactions."

Compensation of Directors

     The Company's directors did not receive any compensation for serving on its Board of Directors in 1998, and are not entitled to receive compensation in connection with their current service. Directors are reimbursed for their out-of-pocket expenses incurred in connection with their service as directors. The Company also maintains liability insurance policies for the Company's directors. See Item 13 "Certain Relationships and Related Transactions Management Fees."

Employment Agreements

     Concurrent with the Recapitalization Closing, Scott Watterson and Gary Stevenson entered into five-year employment agreements with the Company. The
Company and Messrs. Watterson and Stevenson executed amendments to the employment agreements dated September 6, 1996 (as amended, the "Employment Agreements"). The Employment Agreements provide for the employment of Mr. Watterson as Chairman and Chief Executive Officer with a base salary as of June 1, 1995 of $450,000 and Mr. Stevenson as President and Chief Operating Officer with a base salary of $400,000. These agreements also provide for their respective levels of participation in the management stock option and deferred compensation plans to the extent such plans are established. In every other material respect, the contracts are substantially identical.

     Under the Employment Agreements, the executive's salary may be adjusted upwards at the discretion of the Board of Directors, and the executive is entitled to the use and cost of operation of a car of his choice and to participate in the life, welfare and health insurance plans and other fringe benefit programs made available by the Company to its senior executive officers (including such deferred compensation plans as may be established by the Board of Directors for such executives). Each executive is also entitled to participate in a bonus program providing for a bonus equal to a percentage of pre-interest (excluding revolving credit interest), pre-tax, pre-bonus consolidated profits of the Company not taking into account certain changes in depreciation, amortization, or certain other changes due to the Recapitalization, which percentage shall equal 1.3% for 1996, 1.4% for 1997 and thereafter a percentage established by the Board of Directors which cannot be less than 1.4%; provided, however, no bonus will be paid unless the Company's pre-interest (excluding revolving credit interest), pre-tax, pre-bonus consolidated profits exceed a level to be set by the Board of Directors based on budgets prepared by management for periods after 1995 and which level for 1995 and 1996 is 3% of net sales. The Employment Agreements also provided for a one time bonus in fiscal 1997 of $700,000 which was divided between Messrs. Watterson and Stevenson.

     Each executive's employment under his Employment Agreement terminates automatically upon death or bankruptcy of the executive, and is terminable by the Company for cause as provided in each agreement, upon six months' disability, or without cause. For these purposes, "cause" includes willful misconduct, gross negligence, commission of a crime involving material harm, commission of a crime of moral turpitude, willful insubordination and failure to comply with certain covenants under the Employment Agreements. The provisions providing for termination upon bankruptcy of the executive may not be enforceable under the U.S. Bankruptcy Code, however. Each executive may similarly terminate his employment immediately for cause as provided in his

Employment Agreement or for any reason upon six months' notice. In the event of termination by the Company for cause or upon death or bankruptcy (if such termination is legally enforceable), the executive is not entitled to further salary, benefits or bonus. Upon termination by the executive, the Company may at its option continue the executive's employment for the notice period or terminate the executive's employment. Upon termination by the Company without cause or upon termination by the executive with or without cause, the Company is obligated to pay the executive his salary and bonus for a period of two years from the date of termination. Upon termination by the Company upon the executive's disability, the Company is obligated to pay as severance an amount equal to one month's base salary then in effect for each calendar year or part thereof elapsed since January 1, 1988, provided that such severance pay is reduced by payments under applicable disability insurance.

     The Employment Agreements prohibit the executives from engaging in outside business activity during the term, except that the executive may sit on outside business and charitable boards approved by the Board of Directors, make passive investments in noncompeting businesses, as defined in the Employment Agreement and spend up to five hours per week subject to a maximum of 100 hours per year counseling noncompeting businesses in which he invests. The Employment Agreements provide for customary confidentiality obligations and, in addition, a non-competition obligation for a period of four years following termination (two years if the executive quits or is terminated without cause except that the Company may at its option extend such period for up to two additional years by paying the executive his salary and bonus during the extended period). The Employment Agreements also limit each executive's liability to the Company to the extent of such executive's salary, bonus and other ompensation received by the executive during the fiscal year in which termination occurs plus any compensation which subsequently accrues to uch executive. This limitation does not apply in the case of an xecutive's theft, fraud, embezzlement, violation of the onfidentiality, notice, or non-competition provisions of his mployment Agreement, breach of the executive's non-competition greement or certain other matters and is subject in any event to a aximum liability of $1.24 million in the case of each of Messrs. Watterson and Stevenson (including any liabilities under the indemnification provisions of the Master Transaction Agreement, as defined below) for violation of the confidentiality, notice upon resignation, and non-competition provisions.

Certain Benefits of Recapitalization to Senior Management

     As a part of the Recapitalization, Mr. Scott Watterson and Mr. Gary Stevenson received in exchange for their options to purchase Capital Stock of Weslo and ProForm: (i) the Redeemable Options, which IHF Capital redeemed after the Closing for $14.83 million in the case of Mr. Watterson and $11.53 million in the case of Mr. Stevenson; (ii) options to purchase an additional 486,199 shares of Class A Common Stock (which have since been exercised) and 48,620 shares of Class L Common Stock of IHF Capital in the case of Mr. Watterson and 378,155 shares of Class A Common Stock (which have since been exercised) and 37,815 shares of Class L Common Stock of IHF Capital in the case of Mr. Stevenson at an exercise price of $0.00397 per share of Class A Common Stock and $3.93482 per share of Class L Common Stock; (iii)options to purchase 585.8 shares of Series A-2 IHF Holdings Preferred Stock (which have since been repurchased by the Company) in the case of Mr. Watterson and 455.6 shares of Series A-2 IHF Holdings Preferred Stock (which have since been repurchased by the Company) in the case of Mr. Stevenson, with each such share of Series A-2 IHF Holdings Preferred Stock having a liquidation preference as of the Closing of the Recapitalization of $4,000 per share and each such option having an exercise price of $158.98 per share; and (iv) Warrants to purchase 25,478 shares of Class A Common Stock of IHF Capital in the case of Mr. Watterson and Warrants to purchase 19,816 shares of Class A Common Stock of IHF Capital in the case of Mr. Stevenson, with each Warrant having been exercised at a strike price of $.10 per share. The per share price of Class A Common Stock being paid in the Recapitalization was $0.10, and the per share price of Class L Common Stock being paid in the Recapitalization was $99.00. See Item 12 "Security Ownership of Certain Beneficial Owners and Management." Messrs. Watterson and Stevenson also received employee stock options. The Company reimbursed $199,000 of Messrs. Watterson's and Stevenson's legal fees and expenses in connection with the Recapitalization and will maintain certain directors' and officers' liability insurance policies for the benefit of Messrs. Watterson and Stevenson and the Company's other directors and officers. Messrs. Watterson and Stevenson also entered into four-year agreements not to compete with the Company in certain specified businesses for which they received $2.3 million and $1.8 million, respectively. Messrs. Watterson and Stevenson also received a consulting fee from CanCo equal to an aggregate of 14% of its pretax earnings from the date of the Recapitalization through September 6, 1996, the date of the CanCo Acquisition. Prior to the Recapitalization, Messrs. Watterson and Stevenson owned a 14% aggregate equity interest in CanCo. Messrs. Watterson and Stevenson also entered into the employment agreements with ICON Health described above under "Employment Agreements."

     In the Recapitalization, each of Messrs. Beck, David Watterson, White and Dalebout received, in exchange for his common stock in certain of the Recapitalized Companies, 63,400 shares of Class A Common Stock and 6,340 shares of Class L Common Stock of IHF Capital. Each of Messrs. Beck and David Watterson also purchased 11,700 shares of Class A Common Stock and 1,170 shares of Class L Common Stock, with the proceeds of loans from IHF Capital in the amount of $116,987.13 and the par value in cash. Each of Messrs. White and Dalebout purchased 7,750 shares of Class A Common Stock and 775 shares of Class L Common Stock, with the proceeds of a loan from IHF Capital in the amount of $77,491.48 and the par value in cash. The Company received from each of Messrs. Beck, David Watterson, White and Dalebout an option to purchase certain of the IHF Capital shares held by these individuals. IHF Capital exercised these options in January of 1995. Upon exercise, IHF Capital received from Mr. Beck 45,950 shares of its Class A Common Stock and 4,595 shares of its Class L Common Stock in exchange for $459,500; from Mr. Watterson 45,100 shares of its Class A Common Stock and 4,510 shares of its Class L Common Stock in exchange for $451,000; and from each of Messrs. White and Dalebout 44,900 shares of its Class A Common Stock and 4,490 shares of its Class L Common Stock in exchange for $449,000. Other members of management purchased an aggregate of 82,800 shares of Class A Common Stock and 8,280 shares of Class L Common Stock, for an aggregate purchase price of $828,000, $560,000 of which was payable by these members of senior management in cash, and the balance with the proceeds of loans from IHF Capital. All members of the Company's senior management will also participate in IHF Capital's employee stock option arrangements.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

     IHF Capital owns all of the outstanding common stock of ICON Fitness. The following table and notes thereto set forth certain information with respect to the beneficial ownership of IHF Capital's outstanding shares of common stock as of July 23, 1998 by (i) each person known to IHF Capital to beneficially own more than 5% of the outstanding shares of common stock of IHF Capital, and (ii) each director and executive officer of IHF Capital individually and (iii) all directors and executive officers of IHF Capital as a group.

                                                  Common Stock Beneficially Owned (1)(2)
                                          ------------------------------------------------------
                                             Class L Common Stock    Class A     Common Stock
                                          -----------------------   ----------------------------
                                                       Percent of                    Percent of
                                          Number of   Outstanding   Number of        Outstanding
Names                                       Shares      Shares       Shares           Shares (3)
Scott R. Watterson +(3)(4)                 248,620       37.3%      3,338,956           40.55%
  c/o ICON Health & Fitness, Inc.
  1500 South 1000 West
  Logan, Utah 84321

Gary E. Stevenson +(4)(5)                  237,816       36.30      3,050,618           37.49
  c/o ICON Health & Fitness, Inc.
  1500 South 1000 West
  Logan, Utah 84321

S. Fred Beck(4)(6)                         202,915       32.87      2,098,984           26.85
  c/o ICON Health & Fitness, Inc.
  1500 South 1000 West
  Logan, Utah 84321

David S. Watterson(4)(7)                   203,000       32.88      2,084,736           26.67
  c/o ICON Health & Fitness, Inc.
  1500 South 1000 West
  Logan, Utah 84321

Robert C. Gay +(4)(8)                      559,305       90.60      5,593,050           72.06
  c/o Bain Capital, Inc.
  Two Copley Place, 7th Floor
  Boston, Massachusetts  02116

Ronald P. Mika +(4)(8)                     559,305       90.60      5,593,050           72.06
  c/o Bain Capital, Inc.
  Two Copley Place, 7th Floor
  Boston, Massachusetts 02116

Geoffrey S. Rehnert (4)(8)                 559,305       90.60      5,593,050           72.06
  c/o Bain Capital, Inc.
  Two Copley Place, 7th Floor
  Boston, Massachusetts 02116

The Bain Funds (4)(8)                      559,305       90.60      5,593,050           72.06
  c/o Bain Capital, Inc.
  Two Copley Place, 7th Floor
  Boston, Massachusetts 02116

ICON Fitness Corporation                   200,000       32.4       2,000,000           25.77
 1500 South 1000 West
 Logan, Utah 84321

All directors and executive officers as a
  group (10 persons)(4) . . . . . . . . .  654,280       92.99      8,234,896           94.12
------------

* Less than one percent.
+ Director of IHF Capital.
(1)The Common Stock of IHF Capital consists of two classes of shares, par value $.01 per share: Class L Common Stock ("Class L") and Class A Common Stock ("Class A"). There are 1.3 million authorized shares of Class L and 16 million authorized shares of Class A. At July 23, 1998 617,350 shares of Class L and 7,859,890 shares of Class A were issued and outstanding. Upon a liquidation of IHF Capital, the Class L are entitled to a pro rata preference, before anything is paid on the Class A, equal to $99 per share (the price at which such shares were issued in the Recapitalization) plus an amount equal to the non-liquidating distributions to which the holders of such shares would otherwise be entitled. After such preference has been paid to holders of Class L, holders of the Class A receive $0.10 per share (the price at which such shares were issued in the Recapitalization), and thereafter holders of the Class A and Class L shares share in any remaining amounts to be distributed based on the number of shares of Class A which would be held by each shareholder as of the applicable record date upon the conversion of all shares of Class L into shares of Class A. In the event of distributions, other than those made in connection with a liquidation of IHF Capital, holders of Class L are entitled to first priority with respect to distributions up to an amount which would generate an internal rate of return on $99 of 10% per year, compounded quarterly beginning as of the Closing. After such preference has been satisfied, holders of Class A and Class L shares share in any remaining amounts based on the number of shares of Class A which would be held by each shareholder as of the applicable record date upon the conversion of all shares of Class L into shares of Class A. Upon a public offering of shares of Class A, each share of Class L is convertible at the option of IHF Capital into a number of shares of Class A equal to (a) 1.0 (subject to certain adjustments), plus (b) the quotient obtained by dividing (x) $99 plus an amount sufficient to generate an internal rate of return on $99 of 10% per year, compounded quarterly (adjusted downwards to reflect any distributions actually made to holders of Class L shares between the date of the Closing and the date of the calculation), by (y) the price per share received by IHF Capital for its Class A issued in the public offering. The Class L and Class A vote together as a single class on all matters, with each share of Class L entitled to a number of votes equal to the number of shares of Class A which would then be received upon conversion of a share of Class L (assuming a public offering at a price per share equal to (a) prior to a public offering, the greater of $0.10 or net book value and (b) after a public offering, an average of recent market prices). The holders of Class L and Class A are not entitled to cumulate their votes in the election of directors, which means that holders of more than half the voting power of the outstanding Class L and Class A can elect all the directors of IHF Capital. (2)Except as otherwise indicated, (i) the named owner has sole voting and investment power with respect to the shares set forth and (ii) the figures in this table are calculated in accordance with Rule 13d-3, as amended, under the Exchange Act. The table includes the ICON Unit Warrants and the IHF Holdings Unit Warrants (which have an exercise price, subject to adjustment, of $.01 per share) even though such Warrants are not currently exercisable. All current shareholders and warrant holders of IHF Capital are parties to a Stockholders Agreement pursuant to which certain holders affiliated with management of IHF Capital are entitled to elect two directors, certain holders affiliated with WHF are entitled to elect two directors and Bain Capital Fund IV, L.P., Bain Capital Fund IV-B, L.P., BCIP Associates and BCIP Trust Associates, L.P. (collectively, the "Bain Funds") are entitled to fix the number of directors and to elect all remaining directors. In addition, the Bain Funds are entitled to direct how these other shareholders will cast their votes with respect to certain matters, including a public offering of IHF Capital or the disposition of its assets. The Stockholders Agreement also provides for certain "drag-along", "tag-along" and registration rights. The shares reported in this table as owned by a shareholder do not include the shares over which such shareholder has the right to direct the vote pursuant to such Stockholders Agreement. (3) Includes 48,620 shares of Class L Common Stock and 469,988 shares of Class A Common Stock subject to purchase upon exercise of options that are exercisable within 60 days after July 23, 1998. (4)Includes the shares owned by ICON of which the named shareholder is deemed the beneficial owner by virtue of being a director, an executive officer, or a controlling shareholder of ICON's parent, IHF Capital. (5)Includes 37,816 shares of Class L Common Stock and 375,251 shares of Class A Common Stock subject to purchase upon exercise of options that are exercisable within 60 days after July 23, 1998. (6)Includes 77,383 shares of Class A Common Stock subject to purchase upon exercise of options that are exercisable within 60 days after July 23, 1998. (7)Includes 62,285 shares of Class A Common Stock subject to purchase upon exercise of options that are exercisable within 60 days after July 23, 1998. (8)Includes the shares owned by each of the Bain Funds, of which the named shareholder is deemed the beneficial owner by virtue of being a general partner or principal, or a general partner or a principal of the general partner, of such Bain Fund.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


Master Transaction Agreement. The original shareholders, the option holders of the Recapitalized Companies and the Company were parties to a First Amended and Restated Master Transaction Agreement, dated as of October 12, 1994 (the "Master Transaction Agreement"), providing for certain of the transactions constituting the Recapitalization. Pursuant to the Master Transaction Agreement, among other things, the original shareholders and the option holders of the Recapitalized Companies made certain representations and warranties regarding themselves and the Recapitalized Companies and provided certain indemnities in favor of the Company, and the Company made certain representations and warranties regarding itself and provided certain indemnities in favor of the original shareholders and the option holders of the Recapitalized Companies, subject in the case of such indemnities to certain limitations as to time and amount. The Master Transaction Agreement identifies certain consents of third parties that were required to consummate the Recapitalization. The Company believes that one required consent was not obtained, but that the lack of such consent has not had and will not have a material adverse effect on its financial condition and results of operation.

Purchase Option. Under the CanCo Option, the Company had the right at any time within 30 months after the closing of the Recapitalization to purchase the net fixed assets, inventory and certain other assets of CanCo at a purchase price equal to aggregate net book value, which was believed by the parties to be the fair market value of such fixed assets, inventory and other assets, and the assumption of certain related leases and contracts. These assets consisted primarily of manufacturing facilities (which were leased) which had supplied products to the Recapitalized Companies and other affiliates of WHF and Weider Europe and are continuing to supply products to the Company. In August 1995, the Company gave notice of its intention to exercise the CanCo Option, subject to various conditions, and consummated the acquisition on September 6, 1996.

     In 1995, 1996, and prior to the CanCo acquisition in 1997, the Company purchased $26.4 million, $50.7 million and $7.0 million, respectively, of products from CanCo. Prior the exercise of the CanCo Option (and the closing thereunder), all such purchases by the Company were made on an arm's length basis.

     In addition, the Company provided management services to CanCo while it had the right to exercise the CanCo option and received a management fee equal to $0.5 million in the second quarter of 1997 in connection with the WHF
Settlement. No management fees were received from CanCo in 1995 or in 1996. Scott Watterson and Gary Stevenson received from CanCo an aggregate of 14% of its adjusted pre-tax earnings from November 14, 1994 to September 6, 1996.

European Operations. The Company purchased certain fixed assets for approximately $.2 million and assumed certain liabilities (primarily real estate leases) of Weider Europe. It also hired selected former employees of Weider Europe and its affiliates. These assets and employees, supplemented by the Company's domestic resources were used in establishing the Company's presence in targeted European markets. The Company's European operations purchased $.4 million of products from affiliates of WHF in 1996.

International Distribution Arrangements. Prior to the beginning of 1996, the Company sold products to affiliates of WHF for international distribution, primarily in Europe. In 1995, 1996 and prior to the WHF settlement in 1997 sales by the Company to such affiliates of WHF aggregated $8.8 million, $9.6 million and, $3.2 million respectively. Since the beginning of 1996, the

Company has been selling its products directly in Europe.

     In connection with the Recapitalization, the Company entered into an agreement with Weider Sports, under which Weider Sports had exclusive, perpetual, worldwide distribution rights, except as noted below, for certain of the Company's products on the same terms and conditions as those given to the Company's most favored customers in countries other than the United States, the United Kingdom, France, Germany, the Benelux countries, Italy, Austria, Switzerland and Mexico. Weider Sports did not have distribution rights with respect to certain of the Company's products, including products sold under third party brand names.

     In connection with the Weider Sports Acquisition in September 1996, the Company paid $8.0 million to reacquire the distribution rights granted to Weider Sports in connection with the Recapitalization, subject to certain rights granted by Weider Sports to third parties.

Non-compete Agreement. In connection with the Recapitalization, the Company entered into a non-compete agreement with WHF and Messrs. Watterson and Stevenson, which has been subsequently amended in connection with the WHF Settlement, under which the Company paid (I) WHF $2.4 million for its agreement not to compete with the Company in certain specified businesses for a five-year term and (ii) Messrs. Watterson and Stevenson $2.3 million and $1.8 million, respectively, for their agreement not to compete with the Company in certain specified businesses for a four year term. On June 1, 1997, ICON of Canada, Inc. ("ICON Canada") entered into a non-compete agreement with Richard Herbert which requires him not to compete with ICON Canada in certain specified businesses during the term of his employment with ICON Canada and for a period of 18 months thereafter. In return, Mr. Herbert will receive payment of $1,000,000, of which $600,000 was paid in cash upon execution of the agreement. The remaining balance is payable at the end of the first nine months of Mr. Hebert's 18 month non-competition period.

Tax Sharing Agreement. For federal income tax purposes, the taxable income of ICON Fitness, IHF Holdings and Health & Fitness and their subsidiaries has historically been included in a single consolidated federal income tax return under IHF Capital. Such taxable income may also have been included in certain state and local consolidated, combined or unitary income tax returns. A tax sharing agreement was entered into in connection with the Recapitalization among Health & Fitness, IHF Holdings, IHF Capital and their affiliates to provide that each company included in consolidated returns would pay its separate company tax liability to IHF Holdings calculated as if it were not included in consolidated, combined or unitary returns with its parent. Upon the redemption of the IHF Holdings preferred stock, the taxable income of IHF Capital, ICON Fitness, IHF Holdings, Health & Fitness and their affiliates are included in a single consolidated federal tax return. The tax sharing agreement previously entered into anticipated this possibility and provides that tax payments will now be paid to IHF Capital.

Management Fees. Since the closing of the Recapitalization, pursuant to a management agreement (the "Bain Management Agreement"), Bain Capital Partners IV, L.P. ("Bain IV"), an affiliate of Bain Capital, provides management consulting services to the Company including providing advice on strategic planning, development and acquisitions for an annual fee of $.8 million plus reimbursement of reasonable out-of-pocket expenses. In 1996, 1997, and 1998 the Company paid Bain IV $0.8, $0.8 million, and $0.8 million respectively, in consulting fees. The Bain Management Agreement includes customary indemnification provisions in favor of Bain IV. In addition, if the Company enters into any acquisition transactions involving at least $10.0 million, Bain IV will receive a fee in an amount which will approximate 1% of the gross purchase price of the transaction (including assumed debt). In connection with the HealthRider Acquisition, the Company paid Bain IV $700,000.

Loans to Employees. In connection with the exercise of options prior to the Recapitalization, ProForm accepted as partial payment notes in the amount of $60,000 from each of Mr. Beck and Mr. David Watterson and $57,000 from each of Mr. White and Mr. Dalebout at an interest rate of prime plus 0.5%. Such notes were forgiven in January of 1997. In connection with the purchase of stock in the Recapitalization, the Company accepted as partial payments, notes bearing interest at a per annum rate equal to 7.5% in the amount of approximately $117,000 from each of Mr. Beck and Mr. David Watterson and $77,500 from Mr. White. As of May 31, 1998, $117,000, $117,000 and $134,500 remain outstanding from Messrs. Beck, David Watterson and White, respectively.

Westwind II. In June 1996, the Company entered into an agreement with FG Aviation, Inc. ("FG"), a company which is jointly owned by officers of the Company, whereby the Company has committed to lease a Westwind II jet from FG. Minimum rentals under the lease, which expires in May 2005, are $56,610 per month. In connection with its lease commitments, the Company recorded $679,000 of rental expense and $34,000 of maintenance expense in the year ended May 31, 1998. In addition, the Company advanced $280,000 to FG as a security deposit on the aircraft lease.

Repurchase of Common Stock. In connection with the settlement of its litigation with WHF, the Company obtained the right to purchase all of the Common Stock of IHF Capital and certain warrants to purchase Common Stock of IHF Capital held by the WHF stockholders. This right was exercised on November 20, 1996 at an aggregate price of approximately $42.3 million. This transaction has been treated as a return of IHF Capital's capital in ICON in which ICON recorded the amounts paid to the WHF stockholders as a reduction in the additional paid-in capital of ICON.

Repurchase of IHF Holdings Preferred Stock. In connection with the settlement of its litigation with WHF, the Company obtained the right to purchase the IHF Holdings Preferred Stock held by WHF and certain other stockholders. On November 20, 1996 the Company exercised this right for $32.1 million, which reflected a discount of $3.9 million and the forgiveness of accrued dividends. In connection with the repurchase of the IHF Holdings Preferred Stock, the Company purchased the options to purchase IHF Holdings Preferred Stock held by certain officers of the Company for $3.7 million, which reflected a discount of $.3 million and the forgiveness of accrued dividends. Upon the purchase of the IHF Holdings Preferred Stock, WHF's representation on the Company's board of directors ceased. In connection with the above transaction, the Company recorded an increase to the additional paid-in capital of IHF Holdings of $50.0 million, which consists of (i) $35.8 million which ICON contributed to IHF Holdings from its proceeds from the issuance of Senior Discount Notes for the repurchase of IHF Holdings Preferred Stock and options to purchase IHF Holdings Preferred Stock; and (ii) $14.3 million related to the discounts given on the repurchase of IHF Holdings Preferred Stock and options to purchase IHF Holdings Preferred Stock and the forgiveness of accrued dividends. Additionally, the Company recorded an increase to the additional paid-in capital of ICON of $14.3 million to reflect the gain recognized on the early extinguishment of and the forgiven dividends related to the IHF Holdings Preferred Stock and options to purchase IHF Holdings Preferred Stock.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
8-K

     The following documents are filed as part of this report:

Consolidated Financial Statements (See Item 8)

     Consolidated Balance Sheets at May 31, 1998 and 1997

     Consolidated Statements of Income for the Years Ended May 31,
         1998, 1997 and 1996

     Consolidated  Statements of  Stockholders'  Equity  (Deficit) for the Years
         Ended May 31, 1998, 1997 and 1996

     Consolidated Statements of Cash Flows for the Years Ended May 31,
         1998, 1997 and 1996

     Notes to Consolidated Financial Statements

Financial Statement Schedules (See Item 8)

Schedule VIII  -  Valuation Accounts for the Three Years Ended May 31, 1998


     All other schedules are omitted as the required information is not applicable or is included in the financial statements or related notes or can be derived from information contained in the consolidated financial statements and related notes.

Exhibits

     The following designated exhibits have heretofore been filed with the Securities and Exchange Commission under the Securities Act of 1933 and are referred to and incorporated herein by reference to such filings. Except as otherwise indicated, all exhibits are incorporated herein by reference to the correspondingly numbered exhibit filed as part of the Registrants' Registration Statement on Form S-1 of IHF Capital, as amended (No. 33-87930/87930-1) and on Form S-4 of ICON Fitness, as amended (No. 333-18475).

 1.1 Purchase Agreement dated November 15, 1996 regarding the issuance and sale of the Senior Discount Notes between ICON Fitness and Donaldson, Lufkin & Jenrette Securities Corporation.
 3.1    Certificate of Incorporation.
 3.1A   Amendment to Certificate of Incorporation.
 3.2    By-laws.
 4.2 Indenture dated as of November 20, 1996 between ICON Fitness as Issuer, and Fleet National Bank as Trustee, with respect to the $162,000,000 in aggregate principal amount at maturity of Senior Discount Notes due 2006, including the form of the Senior Discount Note.
 4.2A Supplemental Indenture dated as of March 20, 1995 between IHF Holdings, as Issuer, and Fleet Bank of Massachusetts, N.A., as Trustee, with respect to the $123,700,000 in aggregate principal amount at maturity of Discount Notes due 2004.
 4.3 Registration Rights Agreement dated as of November 20, 1996 by and between ICON Fitness and Donaldson Lufkin & Jennette Securities Corporation.

 4.4 Registration Rights Agreement dated November 14, 1994 between ICON Health and Weider Health and Fitness with respect to the Senior Subordinated Notes due 2002.
 10.1 Amended and Restated Credit Agreement dated as of November 14, 1994 among ICON Health, the lenders named therein, and General Electric Capital Corporation.
 10.1A Agreement of IHF Holdings, Inc. and IHF Capital, dated November 14, 1994 in favor of General Electric Capital Corporation, as agent.
 10.1B Amended and Restated Credit Agreement dated as of July 15, 1998 among ICON Health & Fitness, Inc., the lenders named therein, and General Electric Capital Corporation.
 10.2 First Amended and Restated Master Transaction Agreement dated as of October 12, 1994 among ICON Health and each of Weider Health and Fitness and Weider Sporting Goods, Inc. and each of Hornchurch Investments Limited, Bayonne Settlement, The Joe Weider Foundation, Ronald Corey, Jon White, William Dalebout, David Watterson, S. Fred Beck, Gary Stevenson and Scott Watterson.
 10.3 Adjustment Agreement dated as of November 14, 1994 between Weider Health and Fitness and Health & Fitness.
 10.4 Stockholders Agreement dated as of November 14, 1994 by and among ICON Health, IHF Holdings each of the Bain Funds named therein and certain other persons named therein.
 10.4A Registration Rights Agreement dated November 14, 1994 among ICON Health and IHF Holdings and Donaldson, Lufkin & Jenrette Securities Corporation and Bear, Stearns & Co.
 10.5 Non-Competition Agreement dated as of November 14, 1994 among ICON Health, Weider Health and Fitness, Gary E. Stevenson and Scott R. Watterson.
 10.6 Management and Advisory Agreement dated as of November 14, 1994 among ICON Health, IHF Holdings, the Company, and Bain Capital Partners IV, L.P.
 10.7 Distribution Agreement dated as of September 26, 1994, as amended by letter of Ben Weider dated October 12, 1994 between ICON Health and Weider Sports Equipment Co., Ltd.
 10.8 Exclusive License Agreement dated as of November 14, 1994 among Weider Health and Fitness, Weider Sporting Goods, Inc., Weider Europe B.V., and Health & Fitness.
 10.9 Canada Exclusive License Agreement dated as of November 14, 1994 between Weider Sports Equipment Co., Ltd. and Health & Fitness.
 10.10 Employment Agreement dated as of November 14, 1994 among the Company, ICON Health, IHF Holdings and Gary E. Stevenson.
 10.11 Employment Agreement dated as of November 14, 1994 among the company, ICON Health, IHF Holdings and Scott R. Watterson.
 10.12 Asset Option Agreement dated as of November 14, 1994 among Health & Fitness, Weider Sporting Goods, Inc. and Weider Europe B.V., including ICON Health's assignment of its rights thereunder.
 10.13 Asset Option Agreement dated as of November 14, 1994 between ICON Health and each of Athletimonde Inc., Les Industries Rickbend Inc. and Fitquip International Inc., including ICON Health's assignment of its rights thereunder.
 10.14 CanCo Management and Advisory Agreement dated as of November 14, 1994 by and among ICON Health, Scott Watterson, Gary E. Stevenson and Les Industries Rickbend Inc., Athletimonde Inc., and Fitquip International Inc., including Health & Fitness' assignment of its rights thereunder.
 10.15 Weider Europe Management Agreement dated as of November 14, 1994 among ICON Health and Weider Europe B.V., including Health & Fitness' assignment of its rights thereunder.
 10.16 Amended and Restated WSG Management Agreement dated as of June 1, 1994 among ICON Health, Weider Health and Fitness and Weider Sporting Goods, Inc.

 10.17 Advertising Space Contract dated as of November 14, 1994 between ICON Health and Weider Publications, Inc.
 10.18 Trade Payables Agreement dated as of November 14, 1994 between ICON Health and IHF Holdings.
 10.19 Tax Agreement dated as of November 14, 1994 among the Company and its subsidiaries.
 10.20 The Company's Stock Subscription and Exchange Agreement dated as of November 14, 1994 among the Company and each of the Existing Stockholders named therein.
 10.21 Warrant Agreement dated as of November 14, 1994 among IHF Capital, Weider Health and Fitness, Scott Watterson and Gary Stevenson.
 10.22 Bain Stock Subscription Agreement dated as of November 14, 1994 among the Company and each of the Bain Funds and other subscribers named therein.
 10.23 IHF Capital's Stock Subscription and Purchase agreement dated as of November 14, 1994 among IHF Capital and the Subscribers named therein.
 10.24 IHF Holdings Stock Subscription and Exchange Agreement dated as of November 14, 1994 among IHF Holdings and each of the persons named therein.
 10.25 IHF Capital's Option Exchange Agreement dated as of November 14, 1994, among the Company, Scott Watterson and Gary Stevenson.
 10.26 IHF Holdings Option Exchange Agreement dated as of November 14, 1994 among IHF Holdings, Scott Watterson and Gary Stevenson.
 10.27 IHF Capital's Employee Stock Option Plan dated as of November 14, 1994. 10.27.1Form of Option Certificate for Management Options.
 10.27.2Form of Option Certificate for Performance Options.
 10.28 Agreement and Plan of Merger dated as of November 14, 1994 among ICON Health, American Physical Therapy, Inc., Weslo, Inc. and ProForm
        Fitness Products, Inc.
 10.29 Promissory Note dated December 30, 1993 and a loan made by David Watterson in favor of ProForm Fitness Products, Inc. in the amount of $60,000.
 10.30 Promissory Note dated December 30, 1993 and a loan, made by William Dalebout in favor of ProForm Fitness Products, Inc. in the amount of $57,000.
 10.31 Promissory Note dated December 30, 1993 and a loan, made by Fred Beck in favor of ProForm Fitness Products, Inc. in the amount of $60,000.
 10.32 Promissory Note dated December 30, 1993 and a loan, made by Jon White in favor of ProForm Fitness Products, Inc. in the amount of $57,000.
 10.33 Sublease dated as of June 1, 1994 between Weider Health and Fitness and ProForm Fitness Products, Inc.
 10.34 Indenture dated as of November 14, 1994 between ICON Health, as Issuer, and Fleet Bank of Massachusetts, N.A., as Trustee, with respect to the $101,250,000 in aggregate principal amount of Senior Subordinated Notes due 2002, including the form of Senior Subordinated Note.
 10.34A Supplemental Indenture dated as of March 20, 1995 between ICON Health, as Issuer, and Fleet Bank of Massachusetts, N.A., as Trustee, with respect to the $101,250,000 in aggregate principal amount of Senior Subordinated Notes due 2002.
 10.35 Indenture dated as of November 14, 1994 between IHF Holdings, as Issuer, and Fleet Bank of Massachusetts, N.A., as Trustee, with respect to the $123,700,000 in aggregate principal amount at maturity of Discount Notes due 2004, including the form of Discount Note.
 10.35A Supplemental Indenture dated as of March 20, 1995 between IHF Holding, as Issuer,and Fleet Bank of Massachusetts, N.A., as Trustee, with respect to the $123,700,000 in aggregate principal amount at maturity of Discount Notes due 2004.
 10.36 Registration Rights Agreement dated November 14, 1994 between ICON

        Health and Weider Health and Fitness with respect to the Senior Subordinated Notes due 2002.
 10.37 Asset Purchase Agreement dated as of July 3, 1996 by and among IHF Capital, Inc. HealthRider Acquisition Corp. and HealthRider, Inc.
 10.38 Asset Purchase Agreement for the purchase of certain assets of Parkway Manufacturing, Inc. dated July 3, 1996.
 10.39 Buy-Out Agreement between HealthRider Acquisition Corp. and Parkway Manufacturing, Inc. dated August 26, 1996.
 10.40  IHF Capital's 1996 Stock Option Plan.
 10.41 WSE Asset Purchase Agreement, dated September 6, 1996 between Weider Sports Equipment Co. Ltd. and ICON Health.
 10.42 CanCo Asset Purchase Agreement, dated September 6, 1996 among ICON of Canada Inc., ICON Health, ALLFITNESS, Inc, Scott Watterson and Gary Stevenson.
 10.43 Stock and Warrants Purchase Agreement, dated September 6, 1996 among IHF Capital Inc., IHF Holdings, Inc., Weider Health & Fitness, Greyfriars Limited, Bayonne Settlement, Hornchurch Investments Limited, Ronald Corey, Bernard Cartoon, Ronald Novak, Eric Weider, Richard Bizarro, Robert Reynolds, Michael Carr, Thomas Deters, Barbara Harris and Zbigniew Kindella.
 10.44 Amendment No. 1 to Stockholders Agreement, dated September 6,1996 among IHF Holdings, Inc., Weider Health & Fitness, Greyfriars Limited, Bayonne Settlement, Hornchurch Investments Limited, the Fund Investors, DLJ Capital Corporation, General Electric Capital Corporation, and certain other signatories named therein.
 10.45 Amendment and Restatement of Stockholders Agreement, dated as of September 6, 1996 among IHF Holdings, Inc., Weider Health & Fitness, Greyfriars Limited, Bayonne Settlement, Hornchurch Investments Limited, the Fund Investors, DLJ Capital Corporation, General Electric Capital Corporation, and certain other signatories named therein.
 10.46 Key Executive Preferred Stock Option Purchase Agreement, dated September 6, 199 among IHF Capital, Inc., Gary Stevenson and Scott Watterson.
 10.47 First Amendment to Stevenson Employment Agreement, dated September 6, to the Employment Agreement dated November 14, 1994 among ICON Health & Fitness, IHF Capital, Inc., IHF Holdings, Inc. and Gary Stevenson.
 10.48 First Amendment to Watterson Employment Agreement, dated September 6, to the Employment Agreement dated November 14, 1994 among ICON Health & Fitness, IHF Capital, Inc., IHF Holdings, Inc. and Scott Watterson.
 10.49 Weider Release, dated September 6, 1996 by Weider Health & Fitness, Weider Sports Equipment Co., Ltd., Weider Sporting Goods, Inc., Weider Europe, B.V., CANCO, Ben Weider, Eric Weider, Richard Renaud and the Weider Releasors.
 10.50 ICON Release, dated September 6, 1996 made by ICON Health, IHF Capital, Inc., IHF Holdings, Inc., Scott Watterson, Gary Stevenson and the ICON Releasors.
 10.51 Settlement Agreement, dated September 6, 1996 among ICON Health, IHF Capital, Inc., the Fund Investors, IHF Holdings, Inc., Weider Health & Fitness, Weider Sports Equipment, CANCO, Weider Sporting Goods, Inc., Weider Europe, B.V., and each of Ben Weider, Eric Weider, Richard Renaud, Gary Stevenson and Scott Watterson.
 10.52 Escrow Agreement, dated September 6, 1996 among ICON Health, ICON of Canada, Inc., CANCO, Lapointe Rosenstein and Goodman Phillips of Vineberg.
 10.53 Representation Agreement, dated September 6, 1996 between ICON Health and Ben Weider.
 10.54 Letter Agreement regarding advertising space, dated September 6, 1996 between Weider Publications, Inc. and ICON Health.
 10.55 Letters of Credit issued by Royal Bank of Canada to ICON Health dated September 5, 1996.

 10.56 Letters of Credit issued by Royal Bank of Canada to ICON Health and ICON of Canada, Inc., dated September 5, 1996.
 10.57 Letter from Royal Bank of Canada to ICON of Canada, Inc., dated September 5,1996, outlining terms of financing by Royal Bank of Canada in favor of ICON of Canada, Inc.
 10.58 Letter Agreement dated September 6, 1996 among ICON Health, Ben Weider and Eric Weider regarding charitable contributions.
 10.59  Deed of Sale.
 21     Subsidiaries of the Company.
 24     Powers of Attorney (included on signature page).
 25     Statement of Eligibility of Fleet National Bank, Trustee.
 27     Financial Data Schedules
 99.1   Form of Letter of Transmittal used in connection with the Exchange
        Offer.
 99.2 Form of Notice of Guaranteed Delivery used in connection with The Exchange Offer.
-----------------------

Reports on Form 8-K

         A Form 8-K was filed on August 19, 1998

Supplemental Information to be Furnished with Reports Filed Pursuant to
Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act:

         No annual report covering the Registrants' last fiscal year or any proxy material with respect to a meeting of security holders has been sent to any of the Registrants' security holders.

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, ICON Health & Fitness, Inc. has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                             ICON HEALTH & FITNESS, INC.


                             By:/s/ Scott R. Watterson
                             -------------------------
                             Name: Scott R. Watterson
                             Title: Chairman of the Board and
                                     Chief Executive Officer

Date:  August 28, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signatures                      Capacity                            Date



By:/s/ Scott R. Watterson
------------------------- Chairman of the Board of Directors   August 28, 1998
Scott R. Watterson          and Chief Executive Officer
                            (principal executive officer)



By:/s/ Gary E. Stevenson
------------------------   President and Chief Operating       August 28, 1998
Gary E. Stevenson           Officer



By:/s/ S. Fred Beck
-------------------        Vice President, Chief Financial     August 28, 1998
S. Fred Beck                and Accounting Officer,
                            Treasurer and



-------------              Vice Chairman of the Board of       August __, 1998
Robert C. Gay               Directors



By:/s/ Ronald P. Mika
---------------------      Director                            August 28, 1998
Ronald P. Mika



By:/s/ Geoffrey S. Rehnert
-------------------------- Director                            August 28, 1998
Geoffrey S. Rehnert

                                SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, IHF Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.


                                  IHF HOLDINGS, INC.


                                  By:/s/ Scott R. Watterson
                                  ---------------------------
                                  Name: Scott R. Watterson
                                  Title: Chairman of the Board and
                                          Chief Executive Officer
Date:  August 28, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signatures                    Capacity                            Date



By:/s/ Scott R. Watterson
-------------------------  Chairman of the Board of Directors  August 28,1998
Scott R. Watterson          And Chief Executive Officer
                            principal executive officer)



By:/s/ Gary E. Stevenson
------------------------   President and Chief Operating       August 28, 1998
Gary E. Stevenson           Officer



By:/s/ S. Fred Beck        Vice President, Chief Financial     August 28, 1998
-------------------         Accounting Officer, and Treasurer
S. Fred Beck


                           Vice Chairman of the Board of       August __, 1998
-------------               Directors
Robert C. Gay


By:/s/ Ronald P. Mika      Director                            August 28, 1998
---------------------
Ronald P. Mika



By:/s/ Geoffrey S. Rehnert Director                            August 28, 1998
--------------------------
Geoffrey S. Rehnert

                                 SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, IHF Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                ICON Fitness Corporation



                                By:/s/ Scott R. Watterson
                                -------------------------
                                Name: Scott R. Watterson
                                Title: Chairman of the Board and
                                        Chief Executive Officer

Date:  August 28, 1998


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signatures                 Capacity                               Date



By:/s/ Scott R. Watterson  Chairman of the Board of Directors  August 28, 1998
-------------------------   and Chief Executive Officer
Scott R. Watterson          (principal executive officer)


By:/s/ Gary E. Stevenson   President and Chief Operating       August 28, 1998
------------------------    Officer
Gary E. Stevenson



By:/s/ S. Fred Beck        Chief Financial and Accounting      August 28, 1998
-------------------         Officer, and Treasurer
S. Fred Beck


                           Vice Chairman of the Board of       August __, 1998
-------------               Directors,
Robert C. Gay


By:/s/Ronald P. Mika       Director                            August 28, 1998
--------------------
Ronald P. Mika



By:/s/ Geoffrey S. Rehnert Director                            August 28, 1998
--------------------------
Geoffrey S. Rehnert

                      Report of Independent Accountants


To the Board of Directors and Shareholders of ICON Fitness
Corporation, IHF Holdings, Inc. and ICON Health & Fitness, Inc.

In our opinion, the accompanying consolidated financial statements listed in the index on page 24 present fairly, in all material respects, the financial position of ICON Fitness Corporation, and its subsidiary, IHF Holdings, Inc., and its subsidiary, ICON Health & Fitness, Inc. and its subsidiaries, at May 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PRICE WATERHOUSE LLP
Boston, Massachusetts
July 23, 1998

ICON Fitness Corporation, IHF Holdings, Inc. and
ICON Health & Fitness, Inc.
Consolidated Balance Sheets
(In thousands)


                                                                       May 31,
                                   ------------------------------------------------------------------------------
                                                   1998                                  1997
                                   ---------------------------------------  -------------------------------------
                                     ICON          IHF         ICON          ICON         IHF          ICON
                                    Fitness      Holdings,    Health &      Fitness     Holdings,     Health &
                                   Corporation     Inc.      Fitness,Inc. Corporation     Inc.       Fitness,Inc.

Assets
Current assets:
     Cash                            $   3,892    $   3,892    $   3,892    $   5,560    $   5,560    $   5,560
     Accounts receivable, net          124,301      124,301      124,301      192,825      192,825      192,825
     Inventories                       121,466      121,466      121,466      121,838      121,838      121,838
     Deferred income taxes              11,177       11,177       11,177        8,401        8,301        8,006
     Other assets                        6,202        6,202        6,202       12,895       12,895       12,895
     Asset held for sale                  --           --           --         17,080       17,080       17,080
     Income taxes receivable               781          781          781        7,429        7,429        7,429
                                     ---------    ---------    ---------    ---------    ---------    ---------
           Total current assets        267,819      267,819      267,819      366,028      365,928      365,633

Property and equipment, net             48,819       48,819       48,819       51,738       51,738       51,738
Receivable from parent                   2,362        2,362        2,362        2,307        2,307        2,307
Trademarks, net                         17,244       17,244       17,244       18,236       18,236       18,236
Deferred income taxes                   22,572       16,265        4,927        8,338        6,405         --
Other assets                            29,057       25,585       21,958       28,157       24,066       19,029
                                     ---------    ---------    ---------    ---------    ---------    ---------
                                     $ 387,873    $ 378,094    $ 363,129    $ 474,804    $ 468,680    $ 456,943
                                     =========    =========    =========    =========    =========    =========
Liabilities and Stockholders'
   Equity (Deficit)
Current liabilities:
 Current portion of long-term debt   $   6,051    $   6,051    $   6,051    $   5,401    $   5,401    $   5,401
 Accounts payable                       83,965       83,965       83,965      112,079      112,079      112,079
 Interest payable                        6,596        6,596        6,596        6,220        6,220        6,220
 Accrued expenses                       18,090       18,090       18,090       20,696       20,696       20,696
 Income taxes payable                      249          249          249        1,165        1,165        1,165
                                     ---------    ---------    ---------    ---------    ---------    ---------
       Total current liabilities       114,951      114,951      114,951      145,561      145,561      145,561
                                     ---------    ---------    ---------    ---------    ---------    ---------
Long-term debt                         460,707      360,413      268,495      489,400      401,196      321,625

Deferred income taxes                     --           --           --           --           --            501
Commitments and contingencies
 (Note 13)                                --           --           --           --           --           --
Stockholders' equity (deficit):
     Common stock and additional
       paid-in capital                  49,701      127,769      166,186       49,699      127,767      166,184
     Receivable from officers for
       purchase of equity                 (656)        (656)        (656)        (656)        (656)        (656)
     Cumulative translation
       adjustment                         (547)        (547)        (547)        (506)        (506)        (506)
     Accumulated deficit              (236,283)    (223,836)    (185,300)    (208,694)    (204,682)    (175,766)
                                     ---------    ---------    ---------    ---------    ---------    ---------
   Total stockholders' deficit        (187,785)     (97,270)     (20,317)    (160,157)     (78,077)     (10,744)
                                     ---------    ---------    ---------    ---------    ---------    ---------

                                     $ 387,873    $ 378,094    $ 363,129    $ 474,804    $ 468,680    $ 456,943
                                     =========    =========    =========    =========    =========    =========

The accompanying notes are an integral part of the consolidated financial statements.

ICON Fitness Corporation, IHF Holdings, Inc. and
ICON Health & Fitness, Inc.
Consolidated Statements of Income
(In thousands)

                                                                  May 31,
                       ------------------------------------------------------------------------------------------------
                                   1998                             1997                             1996
                       ------------------------------  -------------------------------  -------------------------------
                                              ICON                             ICON                             ICON
                         ICON       IHF      Health &      ICON      IHF      Health &    ICON        IHF      Health,
                       Fitness    Holdings,  Fitness,    Fitness   Holdings,  Fitness,   Fitness    Holdings,  Fitness
                         Corp       Inc.       Inc.        Corp      Inc.       Inc.       Corp       Inc.       Inc.
                       --------   --------   --------   --------   --------   --------   --------   --------   --------
Net sales              $749,313   $749,313   $749,313   $836,162   $836,162   $836,162   $747,577   $747,577   $747,577
Cost of sales           535,646    535,646    535,646    583,747    583,747    583,747    541,443    541,443    541,443
Cost of sales
 amort of step-up
 HealthRider & ICON
 of Canada inventory        330        330        330     14,009     14,009     14,009         -          -          -
                       --------   --------  ---------   --------  ---------   --------   --------   --------   --------

Gross profit            213,337    213,337    213,337    238,406    238,406    238,406    206,134    206,134    206,134
                       --------   --------  ---------   --------  ---------   --------   --------   --------   --------
Operating expenses:
     Selling            120,752    120,752    120,752    132,392    132,392    132,392     93,924     93,924     93,924
     Research and
     development          7,777      7,777      7,777      7,620      7,620      7,620      6,759      6,759      6,759
     General and
      administrative     60,912     60,912     60,912     56,689     56,689     56,689     47,859     47,859     47,859
     Weider
     settlement               -          -          -     16,583     16,583     16,583         -           -          -
     HealthRider
       Integration exp        -          -          -      4,880      4,880      4,880         -           -          -
     Compensation exp
       attributable to
       options                -          -          -          -          -          -      2,769      2,769      2,769
                       --------    -------   --------    -------   --------    -------   --------    --------  --------
     Total operating
       expenses         189,441    189,441    189,441    218,164    218,164    218,164    151,311    151,311    151,311
                       --------    --------  --------    -------   --------    --------  --------    -------   --------

Income from operations   23,896     23,896     23,896     20,242     20,242     20,242     54,823     54,823     54,823

Interest expense        (59,496)   (47,406)   (35,058)   (49,747)   (44,051)   (33,627)   (36,723)   (36,723)   (27,923)
Dividends on cumul
  redeemable preferred
  stock of a sub
  held by minority
 interest                     -          -          -     (2,125)         -          -     (5,100)         -          -
Amortization deferred
  financing fees         (6,834)    (6,215)    (4,806)    (4,597)    (4,248)    (3,058)    (3,483)    (3,483)    (2,479)
Other income              1,223      1,223      1,223        700        700        700          -          -          -
Other expense              (686)      (686)      (686)      (193)      (193)      (193)         -          -          -
                        --------  ---------  ---------   --------  --------    --------    -------   --------   -------

Income (loss) before
 income taxe            (41,897)   (29,188)   (15,431)   (35,720)   (27,550)   (15,936)     9,517     14,617     24,421

Provision for
  (benefit from)
  income taxes          (14,308)   (10,034)    (5,897)    (9,210)     7,177)    (3,988)     7,896      7,896     10,832
                        -------    --------  ---------   --------  --------   --------   ---------   --------  --------

Net income (loss)      $(27,589)  $(19,154)   $(9,534)  $(26,510)  $(20,373)  $(11,948)    $1,621     $6,721    $13,589
                       ========   =========   ========  =========  =========  =========    ======     ======    =======


      The accompanying notes are an integral part of the consolidated financial statements.

ICON Fitness Corporation, IHF Holdings, Inc. and
ICON Health & Fitness, Inc.
Consolidated Statements of Stockholders' Equity (Deficit)
(In thousands, except share amounts)


                                                                     Receivable from
                                                                      officers for                                 Total
                                                          Additional     exercised     Cumulative     Retained    stockholders'
                                          Common stock     paid-in        stock       translation    earnings       equity
                                         Shares   Value    capital       options       adjustment    (deficit)     (deficit)

ICON Fitness Corporation
    Balance, May 31, 1995                  100      -      74,957         (758)               -      (183,805)     (109,606)

     Proceeds from exercise
        of common stock options
       and contribution of capital
       by IHF Capital, Inc.                 -       -           4           -                 -            -              4
     Issuance of options to
       management and
       contribution of capital
       by IHF Capital, Inc.                 -       -       2,769           -                 -            -          2,769
     Foreign currency
       translation                          -       -          -            -                386           -            386
     Net income                             -       -          -            -                 -         1,621         1,621
                                        ------   -----    --------      -------         ---------   ----------    ----------

      Balance, May 31, 1996                100      -      77,730         (758)              386     (182,184)    $(104,826)

     Proceeds from exercise
       of common stock
       options and contribution
       of capital by
       IHF Capital, Inc.                    -       -           8            -                 -            -             8
     Loan balances forgiven                 -       -           -          102                 -            -           102
     Discount on redemption
       of and forgiveness of
       dividends on minority
       interest in cumulative
       redeemable preferred
       stock of subsidiary                  -       -      14,280            -                 -            -        14,280
     Repurchase of the capital
       stock of parent and
       return of capital to
       IHF Capital, Inc.                    -       -     (42,319)           -                 -            -       (42,319)
     Foreign currency
       translation                          -       -           -            -              (892)           -          (892)
     Net loss                               -       -           -            -                 -      (26,510)      (26,510)
                                         ------  -------  --------    ---------          --------    -----------    --------

     ICON Fitness Corporation
       balance, May 31, 1997                100     -    49,699           (656)             (506)    (208,694)     (160,157)

     Proceeds from exercise of
       Common stock options and
       Contribution of capital by
       IHF Capital, Inc.                     -      -           2           -                 -            -              2

     Foreign currency translation            -      -          -            -                (41)          -            (41)

     Net loss                                -      -          -            -                 -       (27,589)      (27,589)
                                         ------ ------- -------        --------         ---------    ---------   -----------
     ICON Fitness Corporation
       Balance, May 31, 1998                100   $ -   $49,701          $(656)            $(547)   $(236,283)    $(187,785)
                                            ===   ===   =======          ======            ======   ==========    ==========


      The accompanying notes are an integral part of the consolidated financial statements.

ICON Fitness Corporation, IHF Holdings, Inc. and
ICON Health & Fitness, Inc.
Consolidated  Statements  of  Stockholders'  Equity  (Deficit)  (continued)  (In thousands, except share amounts)
                                                                         Receivable from
                                                                           officers for                                Total
                                                            Additional      exercised     Cumulative    Retained   stockholders'
                                          Common stoc        paid-in         stock        translation   earnings      equity
                                          Shares Value       capital        options       adjustment   (deficit)    (deficit)
IHF Holdings, Inc.
      Balance, May 31, 1995              1,000      -        74,957             (758)            -      (183,805)    (109,606)

     Proceeds from exercise
        of common stock options
       and contribution of
       capital by ICON Fitness
       Corporation                          -       -             4                -             -            -             4
     Issuance of options to
       management and
       contribution of capital
       by ICON Fitness
       Corporation                          -       -         2,769                -             -            -         2,769
     Cumulative redeemable
       preferred stock dividend             -       -            -                 -             -        (5,100)      (5,100)
     Foreign currency
       translation                          -       -            -                 -            386           -           386
     Net income                             -       -            -                 -             -         6,721        6,721
                                        -------  ------     -------           --------     --------     ---------    --------
       Balance, May 31,1996              1,000      -        77,730              (758)          386     (182,184)    (104,826)

      Proceeds from exercise
       of common stock
       options and contribution
       of capital by ICON
       Fitness Corporation                  -       -             8                -             -            -             8
     Cumulative redeemable
       preferred stock dividend             -       -            -                 -             -        (2,125)      (2,125)
     Loan balances forgiven                 -       -            -                102            -            -           102
     Redemption of cumulative
      redeemable preferred
      stock and contribution of
      capital by ICON Fitness
      Corporation                           -       -        50,029                -             -            -        50,029
    Foreign currency
      translation                           -       -            -                 -           (892)          -          (892)
    Net loss                                -       -            -                 -             -       (20,373)     (20,373)
                                        ------   -----      -------          --------         ------    ---------     --------
      Balance, May 31, 1997              1,000      -       127,767              (656)         (506)    (204,682)     (78,077)

    Proceeds from exercise of
      Common stock options and
      Contribution of capital by
      ICON Fitness Corpoation               -       -             2                -             -            -             2

    Foreign currency translation            -       -            -                 -            (41)          -           (41)

    Net loss                                -       -            -                 -             -       (19,154)     (19,154)
                                       -------  ------      -------          --------      ---------   ----------     --------
    IHF Holdings, Inc.
      Balance, May 31, 1998              1,000    $ -      $127,769            $(656)         $(547)   $(233,836)    $(97,270)
                                         =====    ====     ========            ======         ======   =========     =========

     The accompanying notes are an integral part of the consolidated financial statements.

ICON Fitness Corporation, IHF Holdings, Inc.and ICON Health & Fitness, Inc. Consolidated Statements of Stockholders' Equity (Deficit) (continued)
(In thousands, except share amounts)

                                                                          Receivable from
                                                                            Officers for                                Total
                                                             Additional      exercised      Cumulative    Retained    stockholders'
                                            Common stock       paid-in         stock        translation   earnings      equity
                                          Shares     Value     capital        options        adjustment   (deficit)    (deficit)

ICON Health & Fitness, Inc.
    Balance, May 31, 1995                  1,000        -       163,403           (758)             -     (177,407)     (14,762)

    Proceeds from exercise
      of common stock
      options and contribution
      of capital by IHF
      Holdings, Inc.                          -          -           4               -              -           -             4
    Issuance of options to
      management and
      contribution of capital
      by IHF Holdings, Inc.                   -          -       2,769               -              -           -         2,769
    Foreign currency
      translation                             -          -          -                -             386          -           386
    Net income                                -          -          -                -              -       13,589       13,589
                                         -------    -------   ---------         -------        -------      -------    --------

      Balance, May 31, 1996                1,000          -    166,176             (758)           386    (163,818)       1,986

    Proceeds from exercise
      of common stock
      options and contribution
      of capital by
      IHF Holdings, Inc.                      -          -           8               -              -           -              8
    Loan balances forgiven                    -          -          -               102             -           -            102
    Foreign currency
      translation                             -          -          -                -            (892)         -           (892)
    Net loss                                  -          -          -                -              -      (11,948)      (11,948)
                                          ------   --------  ---------         --------         -------    --------      --------

    ICON Health & Fitness,
      Inc. balance,
      May 31, 1997                         1,000         -     166,184             (656)          (506)   (175,766)      (10,744)

    Proceeds from exercise of
      Common stock options and
      Contribution of capital
      By IHF Holdings, Inc.                   -          -           2               -              -           -              2

    Foreign currency translation              -          -          -                -             (41)         -            (41)

    Net loss                                  -          -          -                -              -       (9,534)       (9,534)
                                          ------   -------- ----------          -------         -------     -------       -------

    ICON Health & Fitness, Inc.
      Balance, May 31, 1998                1,000      $  -   $166,186             $(656)         $(547)  $(185,300)     $(20,317)
                                           =====      =====  ========             ======         ======  ==========     =========

     The accompanying notes are an integral part of the consolidated financial statements.

ICON Fitness Corporation, IHF Holdings, Inc. and
ICON Health & Fitness, Inc. Consolidated Statements of Cash Flows (In thousands)

                                                                         May 31,
                                        -------------------------------------------------------------------------------
                                                      1998                                     1997
                                        ------------------------------------  -----------------------------------------
                                          ICON        IHF         ICON          ICON                           ICON
                                        Fitness     Holdings,    Health &      Fitness        IHF           Health &
                                      Corporation     Inc.       Fitness,Inc. Corporation  Holdings, Inc. Fitness, Inc.
Operating activities:
  Net income (loss)                     $(27,589)   $(19,154)    $(9,534)     $(26,510)      $(20,373)       $(11,948)
  Adjustments to reconcile net income
     (loss) to net cash provided
      by (used in) operating activities:
   Provision (benefit) for deferred
     taxes                               (17,010)    (12,736)     (8,599)       (3,880)        (1,847)          1,635
   Depreciation and amortization          16,658      16,658      16,658        13,351         13,351          13,351
   Amortization of deferred financing
     fees and debt discount               31,511      18,802       5,045        20,923         14,878           3,264
   Non-cash employee compensation
     expense                                   -           -           -           296            296             296
   Amortization of inventory
     step-up                                 330         330         330        14,009         14,009          14,009
   Gain on barter transaction                  -           -           -        (2,095)        (2,095)         (2,095)
   Loss on disposal of property and
     equipment                               333         333         333            67             67              67
   Interest expense attributable to
     dividends on preferred stock              -           -           -         2,125              -               -
  Changes in operating assets and
   liabilities:
     Accounts receivable                  68,524      68,524      68,524       (46,862)       (46,862)        (46,862)
     Inventories                              42          42          42        (1,465)        (1,465)         (1,465)
     Income taxes receivable/payable       5,732       5,732       5,732           803            803             510
     Other assets                           (606)       (606)       (606)       (6,466)        (6,466)         (6,466)
     Accounts payable and accrued
       expenses                          (29,932)    (29,932)    (29,932)       (2,401)        (2,401)         (2,401)
     Interest payable                       (376)       (376)       (376)          405            405             405
                                         --------    --------     -------      -------       --------          -------
   Net cash provided by (used in)
     operating activities                 47,617      47,617      47,617       (37,700)       (37,700)        (37,700)
                                        --------     --------     -------      -------       --------          -------
Investing activities:
   Proceeds from sale of building         18,250      18,250      18,250             -              -               -
   Purchases of property and
     equipment                           (11,825)    (11,825)    (11,825)      (16,039)       (16,039)        (16,039)
   Purchase of HealthRider, net of
     cash acquired (Note 3)                    -           -           -       (25,800)       (25,800)        (25,800)
   Purchase of Weider Sports and
     CanCo (Note 14)                           -           -           -       (11,058)       (11,058)        (11,058)
                                        --------    ---------    --------      --------       --------         -------
   Net cash used in investing
     activities                            6,425       6,425       6,425       (52,897)       (52,897)        (52,897)
                                        --------    ---------    --------      --------       --------        --------
Financing activities:
   Borrowings (payments) on revolving
     loans and lines of credit, net      (36,302)    (36,302)    (36,302)       89,484         89,484          89,484
   Payments on long-term debt            (16,418)    (16,418)    (16,418)       (6,341)        (6,341)         (6,341)
   Proceeds from long-term debt                -           -           -        82,508              -               -
   Proceeds from issuance of
     common stock                              2           2           2             8              8               8
   Receivable from parent                    (55)        (55)        (55)       (2,307)        (2,307)         (2,307)
   Retirement of preferred stock               -           -           -       (35,749)             -               -
   Repurchase of capital stock of
     parent                                    -           -           -       (42,319)             -               -
   Payment of debt financing fees         (2,896)     (2,896)     (2,896)       (7,463)        (3,023)         (3,023)
                                         --------    ---------   ---------    ---------      ---------         -------
   Net cash provided by financing
     activities                          (55,669)    (55,669)    (55,669)       77,821         77,821          77,821
                                         --------    ---------    --------     ---------       --------      ----------
Effect of exchange rate changes on
    cash                                     (41)        (41)        (41)         (977)          (977)           (977)
                                          -------    ---------    --------     ---------      ---------      ----------
Net increase (decrease) in cash           (1,668)     (1,668)     (1,668)      (13,753)       (13,753)        (13,753)
Cash, beginning of period                  5,560       5,560       5,560        19,313         19,313          19,313
                                          -------     ------      -------      -------        -------          -------
Cash, end of period                       $3,892      $3,892      $3,892        $5,560         $5,560          $5,560
                                          ======      ======      ======        ======         ======          ======

ICON Fitness Corporation, IHF Holdings, Inc. and
ICON Health & Fitness, Inc.
Consolidated Statements of Cash Flows (continued)
(In thousands)

                                                           May 31, 1996
                                            --------------------------------------------
                                               ICON              IHF          ICON
                                              Fitness          Holdings,     Health &
                                            Corporation          Inc.       Fitness, Inc.
Operating activities:
   Net income (loss)                          $1,621            $6,721       $13,589
   Adjustments to reconcile
    net income (loss) to
    net cash provided by
    (used in) operating activities:
      Provision (benefit) for
        deferred taxes                           (20)              (20)        2,623
      Depreciation and amortization            7,205             7,205         7,205
      Amortization of deferred
        financing fees and debt discount      12,458            12,458         2,654
      Non-cash employee compensation expense   2,769             2,769         2,769
      Interest expense attributable to
         dividends on preferred stock          5,100                -             -
      Changes in operating assets
        and liabilities:
          Accounts receivable                (12,544)          (12,544)      (12,544)
          Inventories                           (287)             (287)         (287)
          Income taxes
            receivable/payable                (1,012)           (1,012)         (719)
          Other assets                         7,073             7,073         7,073
          Accounts payable and
            accrued expenses                   2,149             2,149         2,149
                                             --------          -------        ------
   Net cash provided by (used in)
      operating activities                    24,512            24,512        24,512
                                              ------            ------        ------
Investing activities:
   Purchases of property and equipment       (15,356)          (15,356)      (15,356)
                                             --------          --------      --------
   Net cash used in investing activities     (15,356)          (15,356)      (15,356)
                                             --------          --------      --------
Financing activities:
   Borrowings (payments) on revolving
       credit and term loan facilities, net     6355             6,355         6,355
   Proceeds from issuance of
      common stock                                 4                 4             4
   Payments on other long-term debt             (687)             (687)         (687)
                                              -------            ------        ------
   Net cash provided by financing
      activities                               5,672             5,672         5,672
                                               ------            -----         -----
Effect of exchange rate changes on cash          386               386           386
                                               ------            -----         -----
Net increase (decrease) in cash               15,214            15,214        15,214
Cash, beginning of period                      4,099             4,099         4,099
                                             -------           -------       -------
Cash, end of period                          $19,313           $19,313       $19,313
                                             =======           =======       =======

1. Basis of Presentation and Description of the Business

Basis of  Presentation  - The  consolidated  financial  statements  include  the accounts of ICON Fitness Corporation ("ICON Fitness"), its wholly-owned subsidiary IHF Holdings, Inc. ("IHF Holdings"), IHF Holdings' wholly-owned subsidiary, ICON Health & Fitness, Inc. ("ICON Health") and ICON Health's wholly-owned subsidiaries (collectively, the "Company"). ICON Health was formerly known as Weslo, Inc. and its wholly-owned subsidiaries, ProForm Fitness Products, Inc. and its wholly-owned subsidiaries, and American Physical Therapy, Inc. (collectively, the "Recapitalized Companies"). The minority interest in IHF Holdings represented cumulative redeemable preferred stock held by certain shareholders of ICON Fitness' parent, IHF Capital, Inc. ("IHF Capital") (Note
9). Prior to the incorporation of ICON Fitness on November 12, 1996 and the concurrent contribution of IHF Capital's investment in IHF Holdings to ICON Fitness in exchange for all of the outstanding common stock of ICON Fitness, IHF Holdings was a wholly-owned subsidiary of IHF Capital. ICON Fitness' financial statements carry over the historical financial position and results of operations of IHF Capital, adjusted to reflect the fact that it is a wholly-owned subsidiary of IHF Capital. Other than the Senior Discount Notes (Note 8) and related deferred financing fees and deferred income tax benefit, all assets and liabilities of ICON Fitness are those of IHF Holdings. Other than the Senior Secured Notes (Note 8) and related deferred financing fees and deferred income tax benefit and the cumulative redeemable preferred stock (Note
9) issued by IHF Holdings, all assets and liabilities of IHF Holdings are those of ICON Health. The cumulative redeemable preferred stock was redeemed with the proceeds of the Senior Discount Notes.

Description of Business - The Company is principally involved in the development, manufacturing and distribution of home fitness equipment and is considered to operate in only one industry segment. The Company's revenues are derived from the sale of various aerobic and anaerobic fitness product lines in domestic and foreign markets. Because product life cycles can be short in the fitness industry, the Company emphasizes new product innovation and product repositioning. The Company primarily sells its products to retailers and, to a limited extent, to end-users through direct response advertising efforts and retail outlets.

The Recapitalization - On November 14, 1994 the recapitalization (the "Recapitalization") took place as follows: (1) the existing shareholders of the Recapitalized Companies contributed their capital stock of the Recapitalized Companies to IHF Capital, IHF Holdings and ICON Health in exchange for $21.9 million of Class A and Class L Common Stock of IHF Capital, $36.0 million of IHF Holdings Preferred Stock, warrants to purchase Class A Common Stock of IHF
Capital, and $159.3 million of demand promissory notes of ICON Health (the "Shareholder Notes"); (2) certain senior executives of the Company exchanged their options to purchase capital stock of the Recapitalized Companies for $34.7 million of replacement options and warrants to purchase Class A and Class L Common Stock of IHF Capital and $4.0 million of options to purchase preferred stock of IHF

Holdings; (3) affiliates of Bain Capital, Inc. ("Bain Capital") and certain other parties purchased $40.4 million of Class A and Class L Common Stock of IHF Capital, (4) the 13% Senior Subordinated Notes and 15% Senior Secured Discount Notes were issued (Note 8), the proceeds of which were used to repay the Shareholder Notes; and (5) ICON Health caused the Recapitalized Companies to be merged with and into itself. As a result of the Recapitalization, IHF Holdings owns all of the outstanding capital stock of ICON Health, and IHF Capital owned all of the outstanding common stock of IHF Holdings.

Concurrent with the closing of the Recapitalization, the Company obtained exclusive licenses to market certain fitness equipment and certain non-ingestive sports medicine products under the "Weider" and related brand names (Note 14).

2. Significant Accounting Policies

Principles  of  Consolidation  -  All  significant   intercompany  accounts  and
transactions have been eliminated in the consolidation of the Company.

Cash- Substantially all of the Company's cash is held by two banks at May 31, 1998. The Company does not believe that as a result of this concentration it is subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships.

Inventories - Inventories consist primarily of freight-in, raw materials, labor and manufacturing overhead costs and are valued at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

Asset Held for Sale - In connection with the HealthRider Acquisition (Note 3), the Company acquired certain real estate which had served as HealthRider's headquarters. At May 31, 1997, the real estate was subject to a mortgage note payable (Note 8). During fiscal 1998, the Company leased a portion of the building to tenants (Note 13). On February 5, 1998, the building and certain other assets associated with the building were sold for $18,250,000. The net book value of the assets sold was $18,583,000 ($17,080,000 for the building and $1,503,000 for other fixed assets) and the Company recorded a loss of $333,000.

Property and Equipment - Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the respective assets. Expenditures for renewals and improvements are capitalized, and maintenance and repairs are charged to expense as incurred.

Trademarks - During the fiscal year ended May 31, 1997 the Company acquired HealthRider (Note 3) and Weider Sports and CanCo (Note 14). In connection with these acquisitions, the Company recorded trademarks of $12,024,000 and $6,915,000, respectively. These assets are being amortized on a straight-line basis over 20 years. At May 31, 1998 and 1997, trademarks are net of accumulated amortization of $1,695,000 and $703,000, respectively.

Long-lived assets are periodically reviewed for impairment in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Assets to Be Disposed Of". SFAS 121 requires the assessment of whether there has been an impairment whenever events or circumstances indicate that the carrying amount of long-lived assets may not be recoverable. As a result of its review, the Company does not believe that any impairment currently exists related to its long-lived assets.

Non-Compete Agreements - Included in other long-term assets are capitalized costs associated with non-compete agreements the Company entered into with certain key executives of the Company for terms ranging from two to four years. These assets are being amortized using the straight-line method over the life of the agreements (Note 7).

Deferred Financing Costs - The Company deferred certain debt issuance costs relating to the establishment of the Credit Agreement (Note 8) and the issuance of the 13% Senior Subordinated Notes, the 14% Senior Discount Notes and the 15% Senior Secured Notes (collectively referred to as the "Notes"). These costs are capitalized in other long-term assets and are being amortized using the straight-line method for costs associated with the Credit Agreement and the effective interest method for costs associated with the Notes (Note 7).

Advertising Costs - The Company expenses the costs of advertising as incurred, except for direct response advertising, which is capitalized and amortized over its expected period of future benefit, generally twelve months. Direct response advertising costs consist primarily of costs to produce infomercials for the Company's products. At May 31, 1998 and 1997, $273,000 and $801,000, respectively, were included in other long-term assets. For the years ended May 31, 1998, 1997 and 1996, total advertising expense was approximately $33,303,000, $31,810,000, and $22,537,000.

Revenue Recognition - The Company recognizes revenue upon the shipment of product to the customer. Allowances are recognized for estimated returns, discounts, advertising programs, and warranty costs associated with these sales. Finance charges under the Company's payment plans are recognized as other income.

Concentration of Credit Risk - Financial instruments which potentially expose the Company to concentration of credit risk include trade accounts receivable. To minimize this risk, ongoing credit evaluations of customers' financial condition are performed and reserves are maintained; however, collateral is not required. A significant portion of the Company's sales are made to Sears Roebuck ("Sears"). Sears accounted for approximately 33%, 29% and 34% of total sales for the years ended May 31, 1998, 1997 and 1996, respectively. Accounts receivable from Sears accounted for approximately 32% and 34% of gross accounts receivable at May 31, 1998 and 1997, respectively.

Research and Development Costs - Research and product development costs are expensed as incurred. Research and development activities include the design of new products and product enhancements, and are performed by both internal and external sources.

Income Taxes - The Company accounts for income taxes utilizing the asset and liability method as prescribed by SFAS No. 109, "Accounting for Income Taxes". SFAS 109 requires the Company to record in its balance sheet deferred tax assets and liabilities for expected future tax consequences of events that have been recognized in different periods for financial statements versus tax returns.

Prior to the redemption of the IHF Holdings preferred stock (Note 9) and incorporation of ICON Fitness, IHF Capital filed a separate tax return and ICON Health was included as part of the consolidated tax return filed by IHF Holdings. Currently, ICON Fitness, IHF Holdings and ICON Health are included as part of the consolidated tax return filed by IHF Capital. The income tax provisions for ICON Fitness, IHF Holdings and ICON Health have been prepared as though they were separate companies.

Foreign Operations - Assets and liabilities of the Company's European and Canadian subsidiaries are translated into U.S. dollars at the applicable rates of exchange at each period end. The Company's foreign transactions are primarily denominated in Canadian dollars, British pounds, German marks, French francs and Italian lire, and transactions with foreign entities that result in income and expense for the Company are translated at the average rate of exchange during the period. Translation gains and losses are reflected as a separate component of stockholders' equity. Transaction gains and losses are recorded in the consolidated statements of income and were not material in the years ended May 31, 1998, 1997 and 1996. In the years ended May 31, 1998, 1997 and 1996, the
Company's foreign operations represented less than 10% of the Company's net sales and effects of exchange rate changes have not had a material impact on the Company's earnings.

Foreign Currency Hedges - The Company enters into foreign currency forward exchange contracts to hedge foreign currency transactions on a continuing basis for periods consistent with its anticipated or committed foreign currency exposures on purchases in Canadian dollars. The effect of this practice is to minimize the impact of foreign exchange rate movements on the Company's operating results. The Company's hedging activities do not subject the Company to significant exchange rate risk because gains and losses on these contracts offset losses and gains on the assets and transactions being hedged. Unrealized gains and losses on these contracts are deferred and accounted for as part of the hedged transactions. Cash flows from these contracts are classified in the Consolidated Statement of Cash Flows in the same category as the hedged transactions. As of May 31, 1998, 1997 and 1996 the Company had approximately $32 million Canadian, $22 million Canadian and $25 million Canadian, respectively, of open forward exchange contracts to sell Canadian dollars throughout fiscal years May 31, 1999, 1998 and 1997, respectively. The fair value of these forward exchange contracts are based on quoted market prices. At May 31, 1998 the estimated unrealized loss on outstanding forward exchange contracts was $459,000, at May 31, 1997 the estimated unrealized loss was $217,000 and at May 31, 1996 the estimated unrealized gain was $163,000. During 1998 the Company recognized losses of $449,000 and in 1997 and 1996 the Company recognized gains of $149,000 and $169,000, respectively, upon the settlement of foreign currency transactions denominated in Canadian dollars.

Barter Transaction - Included in other current and other long-term assets at May 31, 1998, and in other current assets at May 31, 1997, are barter credits of $4,484,000 and $6,240,000, respectively, which was recorded in connection with a barter agreement the Company entered into during fiscal 1997. The Company recorded the barter credit at the fair value of the inventory exchanged and recorded a gain of $2,095,000 in connection with the transaction. The Company intends to use this asset primarily to purchase advertising during fiscal 1999 and 2000.

Accounting for Stock-Based Compensation - The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans and related equity issuances. Under these standards, no compensation expense is recognized for stock options issued to employees ("qualified employees") provided the exercise price per share equals the fair market value of the Company's common stock at the date of grant.

SFAS No. 123 , "Accounting for Stock-Based Compensation" became effective in fiscal 1997 and requires that compensation for stock options and related equity instruments issued to qualified employees be measured at fair value. Fair value is determined using the minimum value pricing model and the resulting expense is recognized over the service period which is generally the vesting period. The Company has elected to implement SFAS No. 123 on a disclosure basis only (Note
10).

Fair Value of Financial Instruments - The fair value of financial instruments including cash, accounts receivable, accounts payable, accrued liabilities, convertible redeemable preferred stock and long-term debt approximate book values at May 31, 1998 and 1997, except for the long-term debt included in the following table. The carrying value for the Senior Subordinated Notes and the Senior Secured Notes was established based on market conditions at the time the debt was issued. The estimated fair value for the long-term notes is based on quoted market prices (in thousands):
                                        1998                1997
                               --------------------  --------------------
                               Carrying  Estimated   Carrying  Estimated
                                Amount   Fair Value   Amount   Fair Value
13% Snr Subordinated Notes     $99,743    $108,084    $99,503   $113,400
14% Snr Discount Notes         100,294      74,520     88,204     85,860
15% Snr Secured Discount Notes  91,919      97,775     79,571    102,713



Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses for the periods presented. Actual results could differ from those estimates.

Reclassifications - Reclassifications have been made to the 1997 financial statements to conform to the 1998 presentation. These reclassifications had no effect on net income for 1997 or 1996.

New Accounting Pronouncements - In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130") and Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). The Company will implement SFAS 130 and SFAS 131 as required in fiscal 1999, which will require the Company to report and display separately certain information related to comprehensive income and operating segments but will not result in any changes to previously recorded amounts.


3. HealthRider Acquisition

On August 16, 1996, the Company: (i) purchased substantially all the assets of HealthRider, Inc. ("HealthRider"), a distributor of aerobic home fitness equipment, for approximately $16.8 million and assumed (or refinanced) substantially all of the liabilities of HealthRider (including $.7 million of fees and expenses related to the acquisition); (ii) purchased certain related manufacturing assets of Parkway Manufacturing, Inc., ("Parkway"), including Parkway's contract to manufacture and supply upright rowers to HealthRider, for approximately $10.1 million (includes the payment of $1.0 million of trade payables owed to Parkway by HealthRider); and (iii) purchased the minority interest of HealthRider's European subsidiary for approximately $1.4 million; (of which $1.3 million was paid in cash and $.1 million was paid in inventory) (together, the "HealthRider Acquisition"). The HealthRider Acquisition was funded through additional borrowings under the Credit Agreement (Note 8).

The HealthRider Acquisition was accounted for under the purchase method of accounting. Accordingly, the purchase price plus direct costs of the acquisition were allocated to the assets acquired and liabilities assumed based on their relative fair values as of the closing date. The results of operations of HealthRider were consolidated with the Company's results from August 16, 1996 to September 3, 1997, when HealthRider was merged into ICON Health.

The following unaudited pro forma summary presents the consolidated results of operations assuming that the HealthRider Acquisition had occurred on June 1, 1996. The historical results for ICON Fitness, IHF Holdings and ICON Health for fiscal 1996 have been combined with the HealthRider results for the 12 months ended June 30, 1996. The results of HealthRider for the month ended June 30, 1996 have also been utilized in preparing the combined results of the Company and

HealthRider for fiscal 1997. No adjustments are required to conform the accounting policies of HealthRider to those of the Company. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the transaction been effected on the date indicated above or of results which may occur in the future. The Company expects that HealthRider revenues in the periods subsequent to the HealthRider Acquisition will decline substantially. In addition, the pro forma summary excludes certain non-recurring charges related to the HealthRider Acquisition including a $13.2 million non-recurring, non-cash charge resulting from the fact that the Company's purchase accounting included writing-up the book value of the HealthRider inventory to fair market value less estimated sales costs.
                                            Year Ended May 31,
                                              (in thousands)
                 -------------------------------------------------------------------------
                                 1997                                  1996
                 ----------------------------------- -------------------------------------
                                  IHF        ICON                      IHF           ICON
                    ICON       Holdings    Health         ICON      Holdings      Health
                 (unaudited) (unaudited) (unaudited)  (unaudited)  (unaudited)  (unaudited)
Net sales         $852,362    $852,362    $852,362      $985,142     $985,142    $985,142

Net income(loss)   (32,705)    (26,568)    (18,143)         (157)       4,943      11,811

4. Accounts Receivable

Accounts receivable, net, consist of the following (table in thousands):

                                               May 31,
                                         -------------------
                                            1998      1997
                                         -------------------
 Accounts receivable                     $131,188   $201,778
 Less allowance for doubtful accounts,
    advertising and credit memos           (6,887)    (8,953)
                                         ---------  --------
                                         $124,301   $192,825
                                         ========   ========

At May 31, 1998 and 1997,  accounts receivable are net of $231,000 and $324,000,
respectively,   of  unearned  interest  charges  resulting  from  the  Company's multi-month payment plans.

5. Inventories

Inventories consist of the following (table in thousands):

                                                      May 31,
                                               ----------  --------
                                                  1998       1997
                                               ----------  --------
Raw materials, principally parts and supplies    $42,609    $27,974
Finished goods                                    78,857     93,864
                                               ---------   --------
                                                $121,466   $121,838
                                                ========   ========

Inventories are net of allowances of $3,335,000 and $2,761,000 at May 31, 1998 and 1997, respectively. These allowances are established based on management's estimates of inventory held at year end that is potentially obsolete or for which its market value is below cost. In addition, inventories are net of intercompany profits of $1,812,000 and $258,000 at May 31, 1998 and 1997, respectively.


6. Property and Equipment

Property and equipment, net, consists of the following (table in thousands):

                                                 May 31,
                                            ------------------
                                              1998      1997
                                            --------  --------
                               Estimated
                              Useful Life
                               (Years)
Land                              -         $ 1,430    $ 2,371
Buildings and improvements    up to 31       16,476     17,130
Equipment                        3-7         71,293     59,318
Construction in progress          -             199        261
                                             -------   -------
                                             89,398     79,080
Less accumulated depreciation               (40,579)   (27,342)
                                            --------   -------
                                            $48,819    $51,738
                                            ========   =======

For the years ended May 31, 1998, 1997, and 1996, the Company recorded depreciation expense of $13,698,000, $11,630,000, and $6,188,000, respectively.


7. Other Assets

Other assets consist of the following (table in thousands):


                                                   May 31,
                            ----------------------------------------------------
                                      1998                       1997
                            -------------------------  -------------------------
                              ICON    IHF     ICON      ICON     IHF     ICON
                            Fitness  Holdings Health   Fitness Holdings Health
Non-compete agreements         $509    $509     $509    $1,526  $1,526  $1,526
Deferred financing costs     21,211  17,739   14,112    25,150  21,059  16,022
Deferred advertising costs      273     273      273       801     801     801
Barter credits                2,000   2,000    2,000        -       -       -
Long-term receivables, net    3,198   3,198    3,198        -       -       -
Intangibles, net              1,132   1,132    1,132        -       -       -
Other                           734     734      734       680     680     680
                            ------- -------- -------- ------- -------- -------
                            $29,057 $25,585  $21,958  $28,157 $24,066  $19,029
                            ======= =======  ======== ======= ======== =======

At May 31, 1998 and 1997, capitalized non-compete payments made to the Company's
key  executives  are  net  of  accumulated   amortization  of  $3,561,000,   and
$2,544,000, respectively.

At May 31, 1998 and 1997 capitalized deferred financing costs are net of accumulated amortization of $16,655,000, and $9,821,000, respectively, for ICON Fitness; $15,687,000 and $9,472,000, respectively, for IHF Holdings; and $11,606,000 and $6,800,000, respectively, for ICON Health.

8. Long-Term Debt

Long-term debt consists of the following (table in thousands):

                                                           May 31,
                                --------------------------------------------------------------
                                               1998                         1998
                                ------------------------------   -----------------------------
                                 ICON       IHF       ICON       ICON         IHF         ICON
                                Fitness   Holdings    Health    Fitness     Holdings     Health
Revolving Credit Facility       $148,488   $148,488   $148,488  $178,781   $178,781   $178,781
Term Loan A Facility               9,225      9,225      9,225    13,956     13,956     13,956
Term Loan B Facility              15,802     15,802     15,802    17,080     17,080     17,080
Note Payable, interest rate of
    9.25% at May 31, 1997,
    monthly installments of
    $166, remaining principal
    due April 2003, secured by
    the HealthRider building          -          -          -     15,935     15,935     15,935
  13% Senior Subordinated
    Notes, face amount $101,250
    net of unamortized discount
    of $1,507 at May 31, 1998
    and $1,747 at May 31, 1997    99,743     99,743     99,743    99,503     99,503     99,503
  15% Senior Secured Discount
    Notes, face amount $123,700
    net of unamortized discount
    of  $31,782 at May 31, 1998
    and $44,129 at May 31, 1997   91,918     91,918          -    79,571     79,571          -
  14% Senior Discount Notes,
    face amount $162,000 net
    of unamortized discount of
    $61,706 at May 31, 1998 and
    $73,796 at May 31, 1997      100,294          -          -    88,204          -          -
  Other                            1,288      1,288      1,288     1,771      1,771      1,771
                                 -------    ------- ----------   -------    -------     -------

                                 466,758    366,464    274,546   494,801    406,597    327,026
Less current portion              (6,051)    (6,051)    (6,051)   (5,401)    (5,401)    (5,401)
                                 -------    -------- ---------    ------    -------   ---------
Total long-term debt            $460,707   $360,413   $268,495  $489,400   $401,196   $321,625
                                ========   ========   ======== =========   ========   ========

The Company did not have any outstanding letters of credit under its Revolving Credit Facility at May 31, 1998; however, the Company had $4,430,000 outstanding at May 31, 1997.

Credit Agreement
In connection with the Recapitalization (Note 1), the Company, through ICON Health, entered into a Credit Agreement with a syndicate of banks. Borrowings under the Amended and Restated Credit Agreement consist of the Revolving Credit Facility, the Term Loan A Facility, and the Term Loan B Facility, and are secured by a perfected first priority security interest in the assets of ICON Health and its subsidiaries. Under the terms of the Credit Agreement, ICON Health must comply with certain restrictive covenants, which include the requirement that ICON Health maintain minimum amounts of profitability, solvency, and liquidity. In addition, the Credit Agreement restricts ICON Health from making certain payments, including dividend payments, to its shareholders. At May 31, 1998, after giving effect to the latest amendment to the Credit Agreement, ICON Health was in compliance with all of its financial covenants. Management believes that ICON Health will be in compliance with its financial covenants through 1999 and, therefore, borrowings under the

Credit Agreement have been classified as long-term, exclusive of amounts due within one year under the Term Loan A Facility and Term Loan B Facility.

Revolving Credit Facility
As of May 31, 1996, the Credit Agreement provided for borrowings of up to $160.0 million based upon a percentage of eligible accounts receivable and inventories. As of August 23, 1996, the Credit Agreement was amended to permit total borrowings of up to $310.0 million, with certain changes to the percentage of eligible receivables and inventory, in order to fund the HealthRider Acquisition (Note 3), the settlement of the WHF Litigation (Note 14), the Weider Sports and CanCo Acquisitions (Note 14) and other working capital needs. The Revolving Credit Facility expires on November 14, 1999. Advances under the Revolving Credit Facility bear interest, at the Company's option, at either (1) a margin of 1.50% to 2.50% over the rate at which certain Eurodollar deposits are offered in the interbank Eurodollar market (the "LIBOR Rate") or (2) a margin of 0% to 1.00% over the higher of (a) the highest of the most recently published or announced prime corporate base, reference or similar benchmark rate announced by Bankers Trust Company or (b) the published rate for ninety-day dealer placed commercial paper (the "Index Rate") (8.44% rate as of May 31, 1998 under the LIBOR Rate option). The applicable margin is based on the Company's debt service ratio. The Company is required to pay a fee of between 0.375% to 0.5% per annum on the average unused commitment under the Revolving Credit Facility. For the years ended May 31, 1998, 1997 and 1996, the Company paid an unused commitment fee of $564,000, $421,000 and $196,000, respectively. As of May 31, 1998, $7.3 million was available to be borrowed under the Revolving Credit Facility.

Term Loan A Facility
Under the Term Loan A Facility, $17,500,000 was advanced on November 14, 1994. Quarterly payments of $625,000, $937,500 and $1,250,000 became due beginning each March 31, 1996, 1997 and 1998, respectively. Quarterly payments increase to $1,562,500 beginning March 31, 1999, with the balance of $1,562,500 due at maturity on November 14, 1999. Advances under the Term Loan A Facility bear interest, at the Company's option, at a rate equal to either (1) a margin of 1.75% to 2.75% over the LIBOR Rate or (2) a margin of 0.25% to 1.25% over the Index Rate (8.73% as of May 31, 1998 under the LIBOR Rate option).

Term Loan B Facility
Under the Term Loan B Facility, $17,500,000 was advanced on November 14, 1994. Quarterly payments of $62,500 were due beginning March 31, 1996. Quarterly payments increase to $1,562,500 beginning March 31, 2000 through September 30, 2001, and the balance of $5,562,500 is due at maturity on November 14, 2001. Advances under the Term Loan B Facility bear interest, at the Company's option, at a rate equal to either (1) a margin of 2.25% to 3.25% over the LIBOR Rate or
(2) a margin of 0.75% to 1.75% over the Index Rate (9.23% as of May 31, 1998 under the LIBOR Rate option).

In addition, the Company is required to use the proceeds of permitted sales of assets to pay down the Term Loan A and Term Loan B Facilities.

Senior Subordinated Notes
In  conjunction  with  the   Recapitalization   (Note  1),  the  Company  issued
$101,250,000 face amount (net proceeds of $100.0million) of 13% Senior Subordinated Notes of ICON Health (the "Senior Subordinated Notes") and warrants to purchase 200,000 shares of Class A and 20,000 shares of Class L Common Stock of IHF Capital. The Senior Subordinated Notes are unsecured and bear interest at 13%, payable January 15 and July 15 through the maturity date of July 15, 2002. The warrants have an exercise price of $0.01 per share and expire on November 14, 1999. In conjunction with the sale, $968,000 of the issuance price was ascribed to the warrants and is included in the total discount on the notes. This discount is being amortized using the effective interest method.

Upon certain asset sales, the Company may be obligated to purchase the Senior Subordinated Notes with the net cash proceeds of the asset sales at a redemption price of 100% of principal plus accrued and unpaid interest. On or after November 15, 1998, the Senior Subordinated Notes may be redeemed at the Company's option, in whole or in part, at redemption prices ranging from 110.00% of principal amount in the year ended November 14, 1999, plus accrued and unpaid interest, to 100% of principal amount subsequent to November 14, 2001, plus accrued and unpaid interest.

Senior Secured Discount Notes
In conjunction with the Recapitalization (Note 1), the Company issued $123,700,000 face amount (net proceeds of $60.0 million) of 15% Senior Secured Discount Notes of IHF Holdings (the "Senior Secured Notes") and warrants to purchase 800,000 shares of Class A and 80,000 shares of Class L Common Stock of IHF Capital. The Senior Secured Notes are senior secured obligations of IHF Holdings, which begin bearing cash interest of 15% at November 15, 1999, payable each May 15 and November 15 thereafter, through the maturity date of November 15, 2004. As the operations and cash flows of the Company are those of ICON Health, the ability to make cash payments of interest and principal on the Senior Secured Notes is contingent on the ability of ICON Health to dividend funds to IHF Holdings, as subject to certain restrictions in the Credit Agreement. In conjunction with the sale, $3,838,000 of the issuance price was ascribed to the warrants and is included in the total discount on the notes. This discount is being amortized using the effective interest method.

Upon certain asset sales, the Company may be obligated to purchase the Senior Secured Notes with the net cash proceeds of those sales at a redemption price of 100% of the accreted value plus accrued and unpaid interest. The accreted value increases from the initial discount price through November 15, 1999 to 100% of the face amount of the discount notes at that date. The Company is required to use at least 50% of the net proceeds of a public offering of the common stock of IHF Holdings or any of its parents or subsidiaries for the repurchase of the Senior Secured Notes at a redemption price of

114.00% of accreted value. On or after November 15, 1999, the Senior Secured Notes may be redeemed at the Company's option, in whole or in part, at redemption prices ranging from 107.50% of principal amount in the year ended November 14, 2000, to 100% of principal amount subsequent to November 14, 2001, plus accrued and unpaid interest.

Senior Discount Notes
On November 20, 1996, ICON issued $162,000,000 face amount (net proceeds of $82.5 million) of 14% Series A Senior Discount Notes (the "Senior Discount Notes"). The Senior Discount Notes are secured by the capital stock of IHF
Holdings held by ICON Fitness but are effectively subordinated to all indebtedness and other liabilities of ICON Fitness' subsidiaries. The Senior Discount Notes begin bearing cash interest of 14% at May 15, 2002, payable each May 15 and November 15, thereafter, through the maturity date of November 15, 2006. As the operations and cash flows of the Company are those of ICON Health, the ability to make cash payments of interest and principal on the Senior Discount Notes is contingent on the ability of ICON Health to dividend funds to ICON Fitness, as subject to certain restrictions in the Credit Agreement.

Upon the completion of a public offering by ICON Fitness or any of its parents or subsidiaries, the Company will be required to repurchase the Senior Discount Notes at redemption prices ranging from 106.50% of accreted value in the year ended November 14, 1998 to 110.00% of accreted value in the year ended November 14, 2001. The accreted value increases from the initial discount price at a rate of 14% compounded semi-annually through November 14, 2001. Thereafter, the required redemption price ranges from 110.00% of the principal amount plus accrued and unpaid interest in the year ended November 2002 to 100% of the principal amount plus accrued and unpaid interest in the year ended November 2005 and thereafter. At any time prior to November 15, 2000, the Company may elect to repurchase up to all of the Senior Discount Notes at these same redemption prices. Subsequent to November 14, 2000, the Company may elect to repurchase up to $62.0 million face amount of the amounts at these same redemption prices.

The net proceeds from the issuance of the Senior Discount Notes were used to fund the purchase of the IHF Capital common stock and IHF Holdings preferred stock in connection with the WHF Settlement (Note 14).

Degree of Leverage and Change in Control
The degree to which the Company is leveraged could have important consequences, including the following: (i) the Company's ability to obtain additional financing for working capital or other purposes in the future may be limited;
(ii) a substantial portion of the Company's cash flow from operations will be dedicated to the payment of the principal and of interest on its indebtedness, thereby reducing funds available for operations; and (iii) the Company may be more vulnerable to economic downturns and be limited in its ability to withstand competitive pressures.

During fiscal 1998, ICON Fitness, IHF Holdings and ICON Health incurred a net loss of $27.6 million, $19.2 million and $9.5 million respectively. In addition, the Company experienced a large decrease in working capital. Management's estimate of the Company's fiscal 1999 projections contemplate significant positive cash flow from operations. In the event that fiscal 1999 operating results do not meet management expectations, the Company may not have adequate cash flow from operations to meet working capital needs, planned capital expenditures and debt service obligations and may be required to seek additional equity of debt financing. The Company's ability to raise additional debt or equity is uncertain.

Upon a change in control, as defined in the Notes agreements, each holder of the Senior Discount Notes, Senior Secured Notes and Senior Subordinated Notes may require the Company to repurchase all or a portion of such holder's notes at a cash purchase price equal to 101% of the principal amount, plus accrued and unpaid interest, if any, to the date of repurchase. The Credit Agreement provides that the occurrence of such a change of control, as defined therein, constitutes an event of default under the Credit Agreement, which could require immediate payment of the Revolving Credit Facility, Term Loan A Facility and Term Loan B Facility.


Future Payments
As of May 31, 1998, the scheduled future principal payments of long-term debt (excluding the Revolving Credit Facility) are as follows (in thousands):

                                ICON        IHF         ICON
         Year ended May 31,   Fitness      Holdings     Health
              1999             $6,051       $6,051      $6,051
              2000              6,133        6,133       6,133
              2001              6,578        6,578       6,578
              2002              7,552        7,552       7,552
              2003            101,250      101,250     101,250
              Thereafter      285,700      123,700          -

9. Cumulative Redeemable Preferred Stock - IHF Holdings

Authorization and Issuance of Series A Cumulative Redeemable Preferred Stock As part of the Recapitalization (Note 1), IHF Holdings authorized 8,000 shares of Series A-1 Cumulative Redeemable Preferred Stock ("Series A-1 Preferred") and 2,042 shares of Series A-2 Cumulative Redeemable Preferred Stock ("Series A-2 Preferred"). The Series A-1 Preferred and Series A-2 Preferred (referred to collectively as the "Series A Preferred") were equivalent in all respects, except with respect to voting rights. In exchange for common stock and options in the Recapitalized Companies, 8,000 shares of Series A-1 Preferred and 1,000 shares of Series A-2 Preferred were issued to Weider ICON Health ("WHF") at a stated issue price of $4,000 per share, and options to purchase 1,042 Series A-2 Preferred were issued to certain officers of the Company. The options had an exercise price of $158.93 per share, subsequent to adjustment as defined in the option agreement, and expire on May 31, 2004. Compensation expense and a corresponding credit to the Series A Preferred carrying value of $4,000,000 was recorded at the date such options were granted.

The Series A Preferred bore dividends at the rate of 12.75% per year with such dividends also accruing on the shares of Series A Preferred which were subject to the options held by certain officers of the Company. The redemption price of the Series A Preferred was $4,000 per share plus accrued and unpaid dividends. Management anticipated that the option to redeem the Series A Preferred would be exercised and, for the years ended May 31, 1997 and 1996 accrued dividends of $2.1 million and $5.1 million, respectively, on the issued and outstanding preferred shares and outstanding options. Dividends accrued to the minority shareholders of IHF Holdings were charged to ICON Fitness' operations. In connection with the settlement of the WHF Litigation (Note 14), the IHF Holdings preferred stock and the options to purchase IHF Holdings preferred stock were redeemed.


10. Stockholders' Equity

Common Stock and Additional Paid-in Capital In conjunction with the Recapitalization (Note 1), IHF Holdings issued 1,000 shares of common stock, received a capital contribution of $75.0 million from its parent IHF Capital (net of IHF Capital's $657,000 receivable from officers related to the Recapitalization), and contributed capital of $163.4 million (net of the $657,000 receivable) to ICON Health. ICON Health exchanged all common and preferred stock in the Recapitalized Companies (Note 1), issuing 1,000 shares of new common stock, to IHF Holdings. All of the common stock of the Recapitalized Companies that was issued and outstanding prior to the Recapitalization was retired as part of that transaction. In connection with the incorporation of ICON Fitness (Note 1), 100 shares of common stock, were issued to IHF Capital in exchange for its investment in IHF Holdings. ICON Fitness, IHF Holdings and ICON Health each have 3,000 authorized shares of $.01 par value common stock.

1994 Stock Option Plan
In November 1994, the 1994 Stock Option Plan (the "1994 Plan") was adopted by the Company and approved by the Board of Directors. The 1994 Plan originally provided for the granting of options to purchase up to 1,200,000 shares of Class A common stock of IHF Capital. The Board of Directors determines which individuals shall receive options, the time period during which the options may be exercised, the exercise price (which cannot be less than the fair market value of the Class A Common Stock on the date of grant), and whether or not the options are incentive stock options as defined in Section 422 of the Internal Revenue Code of 1986. Expired and canceled options are not made available for future grant. In 1996, the plan was amended to provide for the granting of up to 2,110,207 shares of Class A Common Stock.

Activity under the 1994 Plan is summarized as follows:

                                     Weighted
                                     Number of     Range of      Average
                                      Optioned   Exercise Price Exercise Price
                                       Shares       Per Share    Per Share
Outstanding at May 31, 1995            506,464    $0.10-8.92       $3.82
Granted                                963,876         $5.80       $5.80
Exercised                              (44,539)   $0.10-5.80       $1.00
Forfeited                               (1,868)        $0.10       $0.10

Outstanding at May 31, 1996          1,423,933    $0.10-8.92       $5.27
Exercised                              (74,735)        $0.10       $0.10
Forfeited                               (2,768)   $0.10-5.80       $2.39


Outstanding at May 31, 1997          1,346,430    $0.10-8.92       $5.57
Exercised                              (23,351)   $0.10-5.80       $0.12
Forfeited                              (13,780)   $0.10-5.80       $3.16
                                     ----------

Outstanding at May 31, 1998          1,309,299    $0.10-8.92       $5.67
                                     =========

Options exercisable at May 31, 1998  1,306,567    $0.10-8.92       $5.68
                                     =========

The weighted average fair value of options granted during 1996 was $4.35. There were no option grants during fiscal 1997 and 1998. At May 31, 1998, the weighted average remaining contractual life of outstanding options was 7.5 years. All options under the 1994 Plan become exercisable upon an initial public offering, subject to the approval of the Board of Directors. At May 31, 1998, there were no options available for future grant under the 1994 Plan.

If the Company had valued awards to qualified employees on the minimum value methodology prescribed by SFAS No. 123, the Company's net income would have equaled the pro forma amounts indicated below (in thousands):

                                 ICON         IHF       ICON
                                Fitness     Holdings   Health
                               --------     --------  ---------
1996 net income - as reported   $1,621       $6,721    $13,589
1996 net income - pro forma      1,000        6,100     12,968


The minimum value of each option grant was estimated on the date of grant using the minimum value option-pricing model with the following assumptions used for grants in 1996: dividend yield of zero percent; risk-free interest rate of 5.9%; and, expected lives of 5 years.

In September 1995 and March 1996, the exercise price of all performance options granted in 1995 under the 1994 Plan, with an original exercise price per share of $30.87, were reset to exercise prices per share ranging from $5.80 to $8.92, which represented the fair value on the date of the reset with no change in the number of option share grants or vesting periods. The original exercise price of $30.87 per share for these performance options was established by the Board of Directors at the time of the Recapitalization to provide incentives to key members of management.


During the year ended May 31, 1996, the Company recorded compensation expense of $2,769,000 equivalent to the difference between the fair market value of the underlying securities and the exercise price of related options granted. Such option grants were fully vested upon grant.

1996 Stock Option Plan
In August 1996, the Company adopted the 1996 Stock Option Plan (the "1996 Stock Option Plan") which provides for the grant to directors and certain eligible employees of the Company either incentive stock options, non-qualified options or both. The 1996 Stock Option Plan satisfies the requirements of Rule 16b-3 under the 1934 Act. Subject to adjustment for stock splits and similar events, a total of 2,070,000 shares of Class A Common Stock has been authorized for issuance under the 1996 Stock Option Plan, which is administered by the Board of Directors. Through May 31, 1998, no options have been granted under the 1996 plan.


11.   Income Taxes

The provision for (benefit from) income taxes consists of the following(in thousands):

                                                                 May 31,
                       --------------------------------------------------------------------------------------
                                     1998                         1997                    1996
                       ------------------------------ ------------------------- -----------------------------
                         ICON       IHF      ICON      ICON       IHF        ICON    ICON     IHF       ICON
                        Fitness   Holdings  Health    Fitness   Holdings    Health  Fitness  Holdings  Health
Current
   Federal income taxes $     -   $     -   $     -   $(5,982)  $(5,982)   $(6,252)  $6,946   $6,946   $7,216
   State income taxes        426       426      426      (513)     (513)      (536)     595      595      618
   Foreign income taxes    2,276     2,276    2,276     1,165     1,165      1,165      375      375      375
                        --------  --------  --------  --------  -------     ------   ------   ------   ------

  Total current            2,702     2,702    2,702    (5,330)   (5,330)    (5,623)   7,916    7,916    8,209
                        --------  --------  --------   --------  -------    ------   ------    ------   -----

Deferred
   Federal income taxes  (15,421)  (11,485)  (7,672)   (3,567)   (1,695)     1,512      (18)     (18)   2,416
   State income taxes     (1,857)   (1,519)  (1,195)     (307)     (146)       129       (2)      (2)     207
   Foreign income taxes      268       268      268        (6)       (6)        (6)       -       -        -
                         -------  --------- --------  ---------   ------    -------  -------  ------  -------

  Total deferred         (17,010)  (12,736)  (8,599)   (3,880)   (1,847)     1,635      (20)     (20)   2,623
                        --------- --------- --------  --------  --------   --------  ------- -------  -------
                        $(14,308) $(10,034) $(5,897)  $(9,210)  $(7,177)   $(3,988)  $7,896  $ 7,896  $10,832
                        ========= ========= ========  ========  ========   ========  ======  =======  =======

The components of the Company's pre-tax income (loss) are as follows (in thousands):

                                                             May 31,
                  ---------------------------------------------------------------------------------------
                                1998                           1997                        1996
                  ------------------------------  ----------------------------  -------------------------
                      ICON     IHF        ICON      ICON     IHF        ICON     ICON      IHF      ICON
                     Fitness Holdings    Health    Fitness  Holdings   Health   Fitness  Holdings  Health
Domestic           $(44,414) $(31,705) $(17,948)  $(33,784)$(25,614) $(14,000)  $12,018   $17,118 $26,922
Foreign               2,517     2,517     2,517     (1,936)  (1,936)   (1,936)   (2,501)   (2,501) (2,501)
                     -------  --------  --------  -------- ---------   -------  --------  ------- --------
                   $(41,897) $(29,188) $(15,431)  $(35,720)$(27,550) $(15,936)  $ 9,517   $14,617 $24,421
                   ========= ========= =========  ======== ========= =========  =======   ======= =======

The provision for (benefit from) income tax differs from the amount computed by applying the statutory federal income (loss) tax rate to income (loss) before taxes as follows:


                                                                  May 31,
                          -------------------------------------------------------------------------------
                                             1998                  1997                   1996
                          ---------------------------- ------------------------- ------------------------
                           ICON       IHF       ICON    ICON      IHF      ICON   ICON     IHF       ICON
                          Fitness  Holdings    Health Fitness Holdings    Health Fitness Holdings   Health
Statutory federal income
   tax rate                  (35)%    (35)%     (35)%    (35)%    (35)%    (35)%    35%      35%      35%
State tax provision
   (benefit)                  (2)      (2)       (2)      (3)      (2)      (3)      6        4        3
Other-non-deductible items     1       (1)        -        3        3        -       8        5        -
Dividends on preferred stock   -        -         -        2        -        -      19        -        -
Foreign losses for which
   no benefit has been
   recognized                  2        3         6        5        6       11      15       10        6
Other                          -        1        (7)       2        2        2       -        -        -
                             ----     ----      ----     ----     ----     ----    ----     ----     ----
Provision for (benefit
   (from) income taxes       (34)%    (34)%     (38)%    (26)%    (26)%    (25)%    83%      54%      44%
                             =====    =====     =====    =====    =====    =====   ====      ===      ===

As of May 31, 1998 and 1997, the Company recorded gross deferred tax assets and gross deferred tax liabilities as follows (in thousands):

                                                    May 31,
                           --------------------------------------------------------
                                       1998                        1997
                           ---------------------------  ---------------------------
                             ICON      IHF      ICON     ICON     IHF       ICON
                            Fitness  Holdings   Health   Fitness  Holdings  Health
Gross deferred tax assets  $44,195   $37,888   $26,686   $25,558  $23,525  $16,164
Gross deferred tax
     liabilities            (5,956)   (5,956)   (6,092)   (5,465)  (5,465)  (5,305)
                           -------- ---------  --------    ------- -------- -------
                            38,239    31,932    20,594    20,093   18,060   10,859
Valuation allowance         (4,490)   (4,490)   (4,490)   (3,354)  (3,354)  (3,354)
                           -------- ---------  --------   -------  -------- -------
Net deferred tax asset     $33,749  $ 27,442   $16,104   $16,739  $14,706   $7,505
                           =======  ========   =======   =======  =======   ======

The Company has provided a full valuation allowance for deferred tax assets related to foreign net operating loss carryforwards since realization of these future benefits is not sufficiently assured. The increase in the valuation allowance from May 31, 1997 to May 31, 1998 is attributable to losses incurred by the Company's European operations in the year ended May 31, 1997. No valuation allowance has been recorded against the domestic deferred tax assets. Management of the Company believes that it is more likely than not that the Company will generate sufficient future taxable income through operations to realize the net deferred tax assets prior to expiration of any net operationg losses (NOL's). NOL's can be carried forward up to 20 taxable years. There can be no assurance however, that the Company will generat any specific level of earnings or that it will be able to realize any of the deferred tax assets in future periods. If the Company is unable to generate sufficient taxable income in the future through operating results, a valuatoin allowance against this deferred tax asset would result in a charge to earnings.

Net deferred tax assets consist of the following table (in thousands):

                                                     May 31,
                             -----------------------------------------------------------
                                         1998                           1997
                             ---------------------------   ------------------------------
                               ICON     IHF      ICON        ICON     IHF         ICON
                             Fitness  Holdings  Health      Fitness  Holdings    Health
Foreign net operating loss
  carryforward               $4,490    $4,490   $4,490      $3,354    $3,354    $3,354
Domestic net operating loss
  carryforward                9,997     9,740    9,154         444       344        49
Stock compensation expense    4,145     4,145    4,145       4,146     4,146     4,146
Future deductible interest   16,199    10,260     (137)      8,661     6,760       (35)
Depreciation                 (4,463)   (4,463)  (4,463)     (4,176)   (4,176)   (4,176)
Reserves and allowances       5,622     5,622    5,622       6,312     6,312     6,312
Contribution of land           (456)     (456)    (456)       (500)     (500)     (500)
Uniform capitalization
  of inventory                  830       830      830       1,157     1,157     1,157
Other, net                    1,875     1,764    1,409         695       663       552
                            -------   -------  -------     -------   -------   -------
                             38,239    31,932   20,594      20,093    18,060    10,859
Valuation allowance          (4,490)   (4,490)  (4,490)     (3,354)   (3,354)   (3,354)
                            -------  --------   -------     -------   -------  -------
Net deferred tax asset      $33,749   $27,442  $16,104     $16,739   $14,706   $ 7,505
                            =======   =======  =======     =======   =======   =======

In the year ended May 31, 1998, the Company did not realize any income tax benefits from federal and state net operating loss carryforwards from the current and prior years. In the year ended May 31, 1997, the Company realized income tax benefits of $50,000 related to the use of foreign net operating loss carryforwards and income tax benefits of $6,481,000 and $556,000 related to the use of federal and state net operating loss carrybacks, respectively.

At May 31, 1998, the Company had approximately $10.0 million of foreign net operating loss which may be carried forward indefinitely and $26.3 million of domestic net operating loss carryforwards of which $4.6 million expire in 2013 and $21.7 million expire in 2018. These carryforwards are available to reduce future foreign taxable income and domestic taxable income

12.  Supplemental Disclosures of Cash Flow Information

                                                     Year Ended May 31,
                                               -------------------------------
                                                   1998      1997       1996
                                               ---------- --------- ----------
Cash paid during the period for (in thousands):
Interest paid                                    $32,891    $33,017    $25,191
Income taxes paid (refunds received), net          1,505       (685)     8,928

Non-cash investing and financing activities In connection with the issuance of the Senior Subordinated Notes and the Senior Secured Notes (Note 8), the

Company issued warrants to purchase common stock of IHF Capital. These warrants were ascribed values of $968,000 and $3,838,000, respectively, and were recorded as additional discounts on the notes and were credited to additional paid-in capital.

In connection with the repurchase of the IHF Holdings Preferred Stock (Note 14), ICON Fitness recorded a non-cash increase to additional paid-in capital of $14.3 million to reflect the gain recognized on the early extinguishment of and the forgiven dividends related to the IHF Holdings preferred stock and options to purchase such stock. In addition, IHF Holdings recorded a non-cash increase to additional paid-in capital of $50.0 million representing the carrying value of its preferred stock and options to purchase preferred stock upon repurchase

13. Commitments and Contingencies

Leases - The Company has non cancelable operating leases, primarily for computer and production equipment, that expire over the next five years. These leases generally contain renewal options for periods ranging from three to five years and require the Company to pay all executory costs such as maintenance and insurance. Future minimum payments under non cancelable operating leases consist of the following at May 31, 1998 (table in thousands):

                 Year ended May 31:
                 1999          9,518
                 2000          5,751
                 2001          2,518
                 2002            448
                 2003             63

Rental  expense  under   noncancelable   operating   leases  was   approximately
$10,222,000,  $9,373,000 and $2,513,000 for the years ended May 31, 1998,  1997, and 1996, respectively.

Lease of Asset Held for Sale - The Company leased a portion of its asset held for sale (Note 2) to several tenants for use as office space under noncancelable operating leases. The Company recorded lease income of $1,223,000 and $700,000 for the years ended May 31, 1998 and 1997, respectively. Due to the sale of this asset in fiscal 1998, the Company will not receive any future lease income related to this asset.

Product Liability - The Company is one of several named defendants in legal matters involving product liability claims, several insured and one uninsured. The plaintiff in each case seeks general and specific damages in various specified and unspecified amounts. Since many of these matters are in the initial discovery stage, it is not possible to predict, with any certainty, the outcome or range of potential loss. Currently pending claims and any future claims are subject to the uncertainties related to litigation, and the ultimate outcome of any such proceedings or claims cannot be predicted. Due to uncertainty with respect to the nature and extent of manufacturers' and distributors' liability for personal injuries, there is also no assurance that the product liability insurance of the Company is or will be adequate to cover such claims. In addition, there can be no assurance that the Company's insurers will be solvent when required to make payments on claims. However, management, based in part on discussions with legal counsel, believes that the Company has meritorious defenses and that resolution of these matters should not result in uninsured liability, if any, that would be materially greater than the estimated liability of $3,000,000, $2,000,000 and $1,500,000 included in accrued expenses at May 31, 1998, 1997 and 1996, respectively. The amount accrued is based on the number of outstanding claims, consideration of the Company's stop-loss limits, and estimates prepared by the Company's insurance carrier. Outstanding product liability claims are generally settled within one to two years of such claims being made.

Other Litigation - The Company is involved in various litigation, potential unasserted claims, and legal actions, including several patent infringement claims, arising in the ordinary course of business. In the opinion of management, the ultimate outcome of these matters will not have a material adverse effect on the Company's financial position and results of operations and, that resolution of these matters should not result in liability, if any, that would be material to the financial statements.

While the Company believes it has meritorious defenses against outstanding claims, the ultimate resolution of these matters could result in material losses charged directly to expense as incurred.

Warranty - The Company warrants its products against defects in materials and workmanship for a period of 90 days after sale to the end-user. As of May 31, 1998 and 1997, the Company had an accrual for warranty costs on products sold of approximately $4,784,000 and $6,570,000, respectively, included in accrued expenses in the accompanying consolidated balance sheets. Retirement Plans - All employees who have met minimum age and service requirements are eligible to participate in a 401(k) savings plans. Participants may make tax deferred contributions up to 15% of total salary in 1995. Company contributions to the two plans for the years ended May 31, 1998, 1997 and 1996 were $384,000, $374,000 and $233,000, respectively.


14. Related Party Transactions

Settlement of WHF Litigation
On September 6, 1996, the Company and WHF and its affiliates settled the litigation between WHF and certain of its affiliates and the Company and certain of its officers and directors (the "WHF Litigation") through a number of agreements (the "WHF Settlement"). The WHF Settlement includes releases of certain claims previously asserted by WHF and its affiliates, amendments to certain of the agreements existing between the Company and WHF and its affiliates and certain new agreement among the Company and WHF and its affiliates. Other than the releases, the significant terms of the WHF Settlement are outlined below.

Option to Repurchase Common Stock. The Company obtained the right to purchase all of the Common Stock of IHF Capital and certain warrants to purchase Common Stock of IHF Capital held by the WHF stockholders. This right was exercised on November 20, 1996 at an aggregate price of approximately $42.3 million. This transaction has been treated as a return of IHF Capital's capital in ICON Fitness in which ICON Fitness recorded the amounts paid to the WHF stockholders as a reduction in the additional paid-in capital of ICON Fitness.

Option to Repurchase Preferred Stock. The Company obtained the right to purchase the IHF Holdings Preferred Stock held by WHF and certain other stockholders. On November 20, 1996 the Company exercised this right for $32.1 million, which reflected a discount of $3.9 million and the forgiveness of accrued dividends. In connection with the repurchase of the IHF Holdings Preferred Stock, the Company purchased the options to purchase IHF Holdings Preferred Stock held by Messrs. Watterson and Stevenson for $3.7 million, which reflects a discount of $0.3 million and the forgiveness of accrued dividends. Upon the purchase of the IHF Holdings Preferred Stock, WHF's representation on the Company's board of directors ceased. In connection with the above transaction, the Company recorded an increase to the additional paid-in capital of IHF Holdings of $50.0 million, which consists of (i) $35.8 million which ICON Fitness contributed to IHF Holdings from its proceeds from the issuance of Senior Discount Notes (Note 8) for the repurchase of IHF Holdings Preferred Stock and options to purchase IHF Holdings Preferred Stock; and (ii) $14.3 million related to the discounts given on the repurchase of IHF Holdings Preferred Stock and options to purchase IHF Holdings Preferred Stock and the forgiveness of accrued dividends. Additionally, the Company recorded an increase to the additional paid-in capital of ICON Fitness of $14.3 million to reflect the gain recognized on the early extinguishment of and the forgiven dividends related to the IHF Holdings Preferred Stock and options to purchase IHF Holdings Preferred Stock.

Settlement Expenses and Intercompany Payables. The Company: (i) paid $12.1 million to terminate the lawsuits; (ii) paid $3.9 million to WHF and its affiliates as payment in full under its brand license agreements with them; and
(iii) received $1.2 million in full payment and settlement of the Company's intercompany payable to WHF and its affiliates ($1.8 million) and amounts due the Company under the amended Management Agreement ($3.0 million). The Company also received $0.5 million in full payment and settlement of CanCo's Management fee obligations to the Company under the CanCo Management and Advisory Agreement. As a result of the above, the Company recorded Weider Settlement expenses of $16.6 million, which includes the expenses noted in (i) and (ii) and other individually insignificant settlement expenses totaling $1.1 million, offset by the $0.5 million of CanCo management fees. The Company also recorded the intercompany balance reductions noted in (iii) in its consolidated balance sheets.

Payments to Messrs. Watterson and Stevenson. In connection with the WHF Settlement, WHF and its affiliates: (i) paid Messrs. Watterson and Stevenson an aggregate amount of approximately $4.2 million in exchange for the surrender of their options to purchase stock of WHF and its affiliates; and (ii) paid Messrs. Watterson and Stevenson an aggregate amount of $0.5 million. Messrs. Watterson and Stevenson also each received $0.3 million in full payment and settlement of CanCo's management fee obligations under the CanCo Management and Advisory Agreements. The WHF Settlement also contained various miscellaneous provisions that the Company does not believe are material.

Management Fees
The Company received $2.7 million in the year ended May 31, 1995 as a fee for administrative services provided to WHF in the management of one of its subsidiaries (the "Management Agreement") which was recorded as a reduction of general and administrative expense for the period. Subsequent to the Recapitalization, the Management Agreement required ICON Health to the extent applicable, to source WHF products, or products substantially the same as those sold by WHF, from WHF prior to seeking sources of those products from outside vendors. During the years ended May 31, 1997 and 1996, the Company purchased approximately $7.0 million and $50.7 million of products from WHF and had a trade payable of $0.7 million at May 31, 1996, respectively. In connection with the WHF Settlement, this agreement was terminated.

In conjunction with the Recapitalization, the Company executed an agreement with a majority shareholder who provides management and advisory services. Total annual fees due under this agreement are $800,000, and, for the years ended May 31, 1998, 1997 and 1996, the Company recorded management fee expense of $800,000 each year. In addition, if the Company enters into any acquisition transactions involving at least $10 million, the Company must pay a fee of approximately 1% of the gross purchase price, including liabilities assumed, of the transaction. In connection with the HealthRider Acquisition (Note 3), the Company paid this shareholder $700,000.

License Fees
Concurrent with the closing of the Recapitalization, the Company obtained certain rights to use the WHF name pursuant to two separate exclusive license agreements. Under the Weider Sports License, the Company paid a $5 million license fee on November 14, 1994 for a perpetual license with respect to Weider Canadian Trademark Rights. Under the Weider Health and Fitness license, the Company was required to pay a royalty with respect to Weider U.S. and other trademark rights equal to 2% of sales of licensed products sold thereunder until such time as the Company had paid an aggregate royalty equal to $12 million plus an interest factor accruing on the unpaid portion of the royalty at a per annum rate of 10%. The Company recorded license fees of $129,000 and $549,000 during 1997 and 1996, respectively, under this agreement. The Company had accrued license fees payable to WHF of $81,000 at May 31, 1996. In connection with the WHF Settlement, the Company paid $3.9 million in exchange for a fully paid-up license with respect to the U.S. and other trademarks.

Distribution Agreement
The Company had appointed a Canadian WHF affiliate to be the exclusive distributor of ICON Health products worldwide, excluding the United States, Mexico and certain countries in Europe. Under the terms of this agreement, the Company sold its products directly to WHF affiliates for resale in the agreed-upon territory. In conjunction with this agreement, the Company recorded revenue of $3.2 million and $6.9 million for the years ended May 31, 1997 and 1996, respectively. At May 31, 1996, the Company had a trade receivable from WHF affiliates of $1.5 million. In connection with the WHF Settlement, the Company paid $8.0 million to terminate this agreement.

Weider Sports and CanCo Acquisitions
In connection with the settlement of the WHF Litigation, the Company acquired certain assets, excluding cash and fixed assets, for $8.9 million and assumed certain liabilities of the sports equipment business lines of Weider Sports (the "Weider Sports Acquisition"). The terms of the Weider Sports Acquisition and WHF Settlement also require the Company to provide Ben Weider with a salary, office space and three assistants for a period of five years after the acquisition. The estimated costs of this commitment of $2.5 million were accrued as part of the purchase accounting for the Weider Sports Acquisition. As a result of the Weider Sports Acquisition, the Company reacquired distribution rights originally granted to Weider Sports in connection with the Recapitalization on November 14, 1994, subject to certain rights granted by Weider Sports to third parties.

In addition, the Company acquired certain assets, excluding cash, cash equivalents and accounts receivable, for $1.7 million and assumed certain liabilities of three Canadian corporations (collectively, CanCo) (the "CanCo Acquisition"). The Company also acquired two CanCo plants which were leased by other WHF affiliates in exchange for the assumption of the existing $1.5 million Canadian mortgage on the properties and the payment of $0.5 million.

The Weider Sports and CanCo Acquisitions have been accounted for under the purchase method of accounting. Accordingly, the purchase price plus direct costs of the acquisitions have been allocated to the assets acquired and liabilities assumed based on their relative fair values as of the closing date. The Weider Sports and CanCo Acquisitions did not represent acquisitions of significant businesses by the Company.

Aircraft Lease
In June 1996, the Company entered into an agreement with FG Aviation, Inc. ("FG"), a company which is jointly owned by officers of the Company, whereby the Company has committed to lease an airplane from FG. Minimum rentals under the lease, which expires in May 2005, are $56,610 per month. In connection with its lease commitments, the Company recorded $679,000 of rental expense for the years ended May 31, 1998 and 1997. Also, the Company incurred $206,000 and $34,000 of maintenance expense in the years ended May 31, 1998 and 1997, respectively. In addition, the Company advanced $280,000 to FG as a security deposit on the aircraft lease.

Receivable from Parent
Through May 31, 1998, IHF Capital incurred $2,362,000 in expenses and fees related to its withdrawn public equity offering. In order to fund the payment for these expenses, the Company, through ICON Health, advanced IHF Capital $2,362,000 in the form of a non-interest bearing loan. At May 31, 1998, this amount is reflected as a non-current receivable from parent on the consolidated balance sheet of ICON Fitness, IHF Holdings and ICON Health. This amount will be repaid at such time that IHF Capital raises proceeds in connection with a public or private sale of its equity.

Receivables from Officers
In connection with the exercise of options prior to the Recapitalization, the Company accepted as partial payment notes, bearing interest at the rate of prime plus 0.5%, in the amount of $234,000 from officers. In connection with the purchase of stock in the Recapitalization, the Company accepted as partial payments, notes bearing interest at a per annum rate of 7.5% in the amount of $656,000 from officers. In the year ended May 31, 1997, the Company forgave a total of $234,000 of principal and $62,000 of accrued interest on these loans.

                                                  Valuation Accounts
                                                         May 31,
                                         --------------------------------------
                                              1998        1997         1996
                                         -----------  ------------  -----------
Allowances for Doubtful Accounts,
  Advertising and Credit Memos:

Balance at beginning of year             $8,953,000    $7,595,000    $5,308,000

Additions
Charged to Costs and Expenses (Allowance
  for Doubtful Accounts and Credit Memos) 4,566,000     6,027,000     3,662,000
Charged to Costs and Expenses
  (Discounts and Advertising)            33,234,000    33,512,000    34,585,000
Recoveries on Accounts Charged Off           22,000            -         74,000

Deductions
Accounts Charged Off (Allowance for
  Doubtful Accounts and Credit Memos)    (6,478,000)   (3,241,000)   (3,569,000)
Accounts Charged Off (Advertising)      (33,410,000)  (34,940,000)  (32,465,000)
                                        -------------- ------------- ------------

Balance at end of year                   $6,887,000    $8,953,000    $7,595,000
                                         ==========    ==========    ==========