Form 10-Q
period 1998-08-29
ICON FITNESS CORP; ICON HEALTH & FITNESS INC; IHF HOLDINGS INC
filed 1998-10-13
CIK 1029294, 934798, 934799

FORM 10-Q
            UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
 (Mark One)
 [*] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
               For the quarterly period ended August 29, 1998
                                   OR
 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
               For the transition period from _______ to _______

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

                 1500 South 1000 West, Logan, Utah 84321
           (Address and zip code of principal executive offices)

                                 435-750-5000
            (Registrant's telephone number, including area code)

                               Not Applicable
                               --------------
            (Former name, former address and former fiscal year,
                         if change since last report)

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

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No
                           ---    ---

                       APPLICABLE ONLY TO CORPORATE ISSUERS

 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                       ICON Health & Fitness, Inc. 1,000 shares,
                          IHF Holdings, Inc.  1,000 shares,
                        ICON Fitness Corporation 100 shares.

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

 Item 1.  Financial Statements . . . . . . . . . . . . . . . . . . . . . 3-6

          Consolidated Condensed Balance
          Sheets as of August 29, 1998 and
          May 31, 1998 . . . . . . . . . . . . . . . . . . . . . . . . . 3-4

          Consolidated Condensed Statements of
          Operations for the three months ended
          August 29, 1998 and August 30, 1997. . . . . . . . . . . . . . . 5

          Consolidated Condensed Statements
          of Cash Flows for the three months
          ended August 29, 1998  and August 30, 1997 . . . . . . . . . . . 6

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


                              ICON          IHF            ICON             ICON         IHF         ICON
                             Fitness      Holdings,       Health &         Fitness     Holdings,     Health &
                           Corporation      Inc.         Fitness, Inc.   Corporation     Inc.      Fitness,Inc.
                            August 29,    August 29,      August 29,        May 31,     May 31,      May 31,
                              1998           1998            1998            1998        1998         1998
                           ------------   ----------     -------------   ------------   ---------  ------------
 Assets
 Current assets
   Cash                        $4,475         $4,475          $4,475       $3,892        $3,892        $3,892
   Accounts receivable-net    120,614        120,614         120,614      124,301       124,301       124,301
   Inventories:
     Raw materials             39,072         39,072          39,072       42,609        42,609        42,609
     Finished goods           104,408        104,480         104,480       78,857        78,857        78,857
   Deferred income taxes       11,343         11,343          11,343       11,177        11,177        11,177
   Other current assets         8,166          8,166           8,166        6,202         6,202         6,202
   Income tax receivable          760            760             760          781           781           781
                              -------        -------         -------      -------       -------       -------
 Total current assets         288,910        288,910         288,910      267,819       267,819       267,819
   Property and equipment
     Land                       1,430          1,430           1,430        1,430         1,430         1,430
     Building                  16,675         16,675          16,675       16,675        16,675        16,675
     Machinery and equipment   73,931         73,931          73,931       71,293        71,293        71,293
                               ------         ------          ------       ------        ------        ------
   Total                       92,036         92,036          92,036       89,398        89,398        89,398
     Less:accum depreciation  (44,193)       (44,193)        (44,193)     (40,579)      (40,579)      (40,579)
                              --------       --------        --------      -------       -------       -------
   Property & equipment-net    47,843         47,843          47,843       48,819        48,819        48,819

   Receivable from parent       2,362          2,362           2,362        2,362         2,362         2,362
   Trademarks,ne               16,982         16,982          16,982       17,244        17,244        17,244
   Deferred income taxes       29,240         21,696           9,183       22,572        16,265         4,927
   Other assets                27,490         24,214          21,004       29,057        25,585        21,958
                             --------       --------        --------     --------      --------      --------
 Total assets                $412,827       $402,007        $386,284     $387,873      $378,094      $363,129
                             ========       ========        ========     ========      ========      ========




 See notes to consolidated condensed financial statements.

 ICON Fitness Corporation and its wholly-owned subsidiary, IHF Holdings, Inc. and its wholly-owned subsidiary, ICON Health & Fitness, Inc.
 CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited) (Continued)
 (In Thousands)




                              ICON          IHF            ICON             ICON         IHF         ICON
                             Fitness      Holdings,       Health &         Fitness     Holdings,     Health &
                           Corporation      Inc.         Fitness, Inc.   Corporation     Inc.      Fitness,Inc.
                            August 29,    August 29,      August 29,        May 31,     May 31,      May 31,
                              1998           1998            1998            1998        1998         1998
                           ------------   ----------     -------------   ------------   ---------  ------------
 Liabilities and
 Stockholders' Equity
 (Deficit)

 Current liabilities

   Current portion of
     long-term debt             $6,375         $6,375          $6,375       $6,051        $6,051        $6,051
   Accounts payable             94,860         94,860          94,860       83,965        83,965        83,965
   Interest payable              3,082          3,082           3,082        6,596         6,596         6,596
   Accrued expenses             18,931         18,931          18,931       18,090        18,090        18,090
   Income taxes payable            344            344             344          249           249           249
                               -------        -------         -------      -------       -------       -------
   Total current liabilities   123,592        123,592         123,592      114,951       114,951       114,951

   Long term-debt              490,168        386,392         290,816      460,707       360,413       268,495

 Stockholders' equity (deficit)
   Common stock & additional
     paid-in capital            49,701        127,770         166,187       49,701       127,769       166,186
   Receivable from officers
     for purchase of equity       (656)          (656)           (656)        (656)         (656)         (656)
   Cumulative translation
     adjustment                   (401)          (401)           (401)        (547)         (547)         (547)
   Retained earnings(deficit) (249,577)      (234,690)       (193,254)    (236,283)     (223,836)     (185,300)
                               --------       --------        --------     --------      --------      --------
 Total Stockholders' Equity   (200,933)      (107,977)        (28,124)    (187,785)      (97,270)      (20,317)
                               --------       --------        --------     --------      --------      --------
 Total liabilities and
 stockholders' equity         $412,827       $402,007        $386,284     $387,873      $378,094      $363,129
                              ========       ========        ========     ========      ========      ========





 See notes to consolidated condensed financial statements.

 ICON Fitness Corporation and its wholly-owned subsidiary, IHF Holdings, Inc. and its wholly-owned subsidiary, ICON Health & Fitness, Inc.
 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
 (In Thousands)





                                                      For The Three Months Ended

                                 ICON          IHF         ICON             ICON         IHF         ICON
                                Fitness      Holdings,    Health &         Fitness     Holdings,     Health &
                              Corporation      Inc.      Fitness, Inc.   Corporation     Inc.      Fitness,Inc.
                               August 29,    August 29,   August 29,        May 31,     May 31,      May 31,
                                 1998           1998         1998            1998        1998         1998
                              ------------   ----------  -------------   ------------   ---------  ------------

Net sales                         $117,207    $117,207      $117,207       $127,482      $127,482     $127,482
 Cost of goods sold                 85,525      85,525        85,525         92,334        92,334       92,334
   Cost of goods sold-
     revaluation of,
     HealthRider, Weider
     Sports and CanCo
     inventory                         --          --            --             326           326          326
                                  --------     -------       -------        -------       -------       ------
 Total cost of goods sold           85,525      85,525        85,525         92,660        92,660       92,660
                                  --------     -------       -------        -------       -------       -------
 Gross profit                       31,682      31,682        31,682         34,822        34,822       34,822

 Operating expenses:

   Selling expenses                 20,538      20,538        20,538         26,645        26,645       26,645
   Research and development          1,684       1,684         1,684          1,920         1,920        1,920
   General and administrative       12,822      12,822        12,822         13,837        13,837       13,837
                                  --------     -------       -------        -------       -------      -------
 Total operating expenses           35,044      35,044        35,044         42,402        42,402       42,402
                                  --------     -------       -------        -------       -------      -------
 Operating income (loss)            (3,362)     (3,362)       (3,362)        (7,580)       (7,580)      (7,580)
   Interest expense                 14,672      11,190         7,533         14,591        11,569        8,482
   Amortization of deferred
     financing fees                  2,038       1,842         1,425          1,758         1,588        1,236
                                  --------     -------       -------        -------       -------       -------
 Loss before income tax            (20,072)    (16,394)      (12,320)       (23,929)      (20,737)     (17,298)
 Benefit from income taxes          (6,778)     (5,540)       (4,366)        (8,487)       (7,413)      (6,379)
                                  ---------    --------      --------       --------      --------     --------
Net loss                          $(13,294)   $(10,854)      $(7,954)      $(15,442)     $(13,324)    $(10,919)
                                  =========    ========      ========      =========     =========    =========



 See notes to consolidated condensed financial statements.

 ICON Fitness Corporation and its wholly-owned subsidiary, IHF Holdings, Inc. and its wholly-owned subsidiary, ICON Health & Fitness, Inc.
 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
 (In Thousands)




                                                      For The Three Months Ended

                              ICON          IHF            ICON             ICON         IHF         ICON
                             Fitness      Holdings,       Health &         Fitness     Holdings,     Health &
                           Corporation      Inc.         Fitness, Inc.   Corporation     Inc.      Fitness,Inc.
                            August 29,    August 29,      August 29,        May 31,     May 31,      May 31,
                              1998           1998            1998            1998        1998         1998
                           ------------   ----------     -------------   ------------   ---------  ------------
 OPERATING ACTIVITIES:
 Net income/(loss)           ($13,294)      ($10,854)        ($7,954)    ($15,442)     ($13,324)     ($10,919)
 Adjustments to reconcile net
   income to net cash provided
   by operating activity:

   Provision/(benefit)for
     deferred taxes            (6,833)        (5,596)         (4,422)      (8,767)       (7,693)       (6,659)
   Amortization of debt
     discount and deferred
     financing fees             9,246          5,569           1,495        7,944         4,752         1,313
   Depreciation & amortization  4,316          4,316           4,316        3,966         3,966         3,966
   Inventory  revaluation         --             --              --           326           326           326

 Changes in operating assets and liabilities:
   Accounts receivable          3,687          3,687           3,687       49,197        49,197        49,197
   Inventory                  (22,086)       (22,086)        (22,086)     (40,558)      (40,558)      (40,558)
   Other assets                (2,876)        (2,876)         (2,876)      (2,166)       (2,166)       (2,166)
Account payable and
     accrued expenses           8,339          8,339           8,339        3,441         3,441         3,441
                               -------        -------         -------     --------      --------      --------
 Net cash received from/(used
   in) operating activities   (19,501)       (19,501)        (19,501)      (2,059)       (2,059)       (2,059)

 INVESTING ACTIVITIES:
   Purchases of property
     and equipment             (2,638)        (2,638)         (2,638)      (2,325)       (2,325)       (2,325)
                               -------        -------         -------     --------      --------      --------
 Net cash received from /(used
   in) investing  activities   (2,638)        (2,638)         (2,638)      (2,325)       (2,325)       (2,325)

 FINANCING ACTIVITIES:

   Proceeds from long-term debt,
     net of payments           22,576         22,576          22,576        4,378         4,378         4,378
                               ------         ------          ------        -----         -----         -----
   Net cash received from/
     (used in) financing
     activities                22,576         22,576          22,576        4,378         4,378         4,378
   Effect of exchange rate
     change on cash               146            146             146          117           117           117
                               ------         ------          ------       ------        ------        ------
   Net increase/(decrease)
     in cash                      583            583             583          111           111           111
 Cash at beginning of period    3,892          3,892           3,892        5,560         5,560         5,560
                               ------         ------          ------       ------        ------        ------
 Cash at end of period         $4,475         $4,475          $4,475       $5,671        $5,671        $5,671
                               ======         ======          ======       ======        ======        ======
 SUPPLEMENTAL DISCLOSURES:
   Cash paid (received)
     during the year for:
   Interest                   $10,908        $10,908         $10,908      $11,481       $11,481       $11,481
   Income taxes                    $3             $3              $3        $(174)        $(174)        $(174)


 See notes to consolidated condensed financial statements.

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

In June 1997, the Financial Accounting Standards Board (the FASB) issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130) and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS
131). The Company adopted SFAS 130 and 131 on June 1, 1998. SFAS 130 establishes standards for reporting comprehensive income and its components in the consolidated condensed financial statements. There were no material differences between net income and comprehensive income for the three months ended August 29, 1998. SFAS 131 establishes standards for reporting information on operating segments and will first be applicable to the May 31, 1999 year end consolidated financial statements.


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

Year 2000 Compliance
--------------------

The Company utilizes and is dependent upon data processing systems and software to conduct its business. The data processing systems and software include those developed and maintained by the Company's third-party data processing vendors and software which is run on in-house computer networks. The Company has reviewed and assessed all hardware and software to confirm that it will function properly in the year 2000. With respect to internal systems, the results of the evaluation to date have not revealed any year 2000 issues that, in the Company's opinion, create a material risk of disruption of operations. With respect to outside vendors and shippers, those that have been contacted have indicated that their hardware or software is or will be Year 2000 compliant in time frames that meet regulatory requirements. Evaluation of these issues is continuing and there can be no assurance that additional issues, not presently known to the Company, will not be discovered which could present a material risk of disruption to the Company's operations.

Seasonality
-----------

The Company has historically sold the majority of its products to customers in its second and third fiscal quarters (i.e., from September through February). Increased sales and distribution typically have occurred in the Christmas retail season and the beginning of a new calendar year because of increased customer promotions and customer purchases. While this seasonality has been the trend, it may not be indicative of the results to be expected for this fiscal year or any future years. The following table reflects the Company's consolidated net sales for the first quarter of fiscal 1999 and for each quarter in fiscal 1998 and 1997:

                          First     Second      Third     Fourth
                         Quarter    Quarter     Quarter   Quarter
                         ----------------------------------------
          Fiscal 1999    $117.2      ---         --         --
          Fiscal 1998    $127.5     $236.3     $252.0     $133.5
          Fiscal 1997    $125.8     $249.5     $248.7     $212.2

Operating Results for the First Quarters of Fiscal 1999 and 1998

During the first quarter of fiscal 1999, net sales decreased $10.3 million, or 8.1% to $117.2 million from $127.5 million in the first quarter of fiscal 1998. Domestic treadmill sales for the first quarter of fiscal 1999 accounted for approximately 55% of total net sales versus 53% in the first quarter of fiscal 1998. First quarter fiscal 1998, domestic treadmill sales were $64.2 million compared to $67.3 million, which is a $3.1 million decrease. Other decreases in sales include airwalkers of $5.4 million, ab shapers of $1.2 million, upright rowers of $1.2 million, gyms and benches of $1.2 million, and international sales declined $2.6 million. The sale of softgoods increased $1.8 million, stationary bike sales increased $1.1 million, home spas increased $1.1 million, and elliptical sales increased approximately $0.4 million over the same period of a year ago. Sales for the first quarter are consistent with management's expectations and budgeted numbers for the first quarter.

Gross profit for the first quarter of fiscal 1999 was $31.7 million, or 27.0% of net sales, compared to $34.8 million, or 27.3% of net sales, for the first quarter of fiscal 1998. Included in the first quarter of fiscal 1998 cost of goods sold, was a one time step-up expense for the purchase of HealthRider, Weider Sports and CanCo inventory in the amount of $0.3 million, which had a negative 0.3% effect on the margin. Without this charge, the decrease of 0.6% in profit margin is attributable to the changes in product mix.

Selling expenses were $20.5 million, or 17.5% of net sales, in the first quarter of fiscal 1999 compared to $26.6 million, or 20.9% of net sales, for the first quarter of fiscal 1998. This decrease is attributed primarily to a reduction in advertising expenses that have decreased by approximately $3.1 million for the first quarter of 1999 versus the first quarter of 1998. Other selling expense decreases included a reduction in bad debt expense of approximately $1.0 million and approximately a $0.5 million reduction in each of customer service expense, freight out, salaries and wages and other.

Research and development expenses were $1.7 million, or 1.4% of net sales, for the first quarter of fiscal 1999 compared to $1.9 million or 1.5% of net sales for the first quarter of 1998. This decrease both in dollar value and as a percentage of sales is attributable to management's efforts to reduce costs in the current year.

General and administrative expenses totaled $12.8 million, or 10.9% of net sales, for the first quarter of fiscal 1999 compared to $13.8 million, or 10.9% of net sales, for the first quarter of fiscal 1998. This decrease of approximately $1.0 million in general and administrative expenses for the first quarter of fiscal 1999 is attributable to a decrease in legal expenses of $0.4 million, distribution expenses of $0.4 million, salaries and wages of $0.2 million and insurance claims of $0.2 million. These decreased expenses were offset by an increase in depreciation expense of $0.2 million.

As a result of the foregoing factors, operating losses were $3.4 million in the first quarter of fiscal 1999, compared to losses of $7.6 million in the first quarter of fiscal 1998. The Company has focused on reducing expenses in the current fiscal year. This effort has shown in the decreased first quarter losses reported by the Company.

Interest expense was $7.5 million for ICON Health, $11.2 million for IHF Holdings and $14.7 million for ICON Fitness in the first quarter of fiscal 1999 compared to $8.5 million for ICON Health, $11.6 million for IHF Holdings and $14.6 million for ICON Fitness for the first quarter of fiscal 1998. The decrease in interest expense for the operating company is due to a lower level of outstanding indebtedness in fiscal 1999 as a result of decreased borrowings under the credit agreement. However, in IHF Holdings and ICON Fitness, there is an additional level of borrowings with respect to accretion of the principal balances of the Company's outstanding indentures.

The income tax benefit is $4.4 million for ICON Health, $5.5 million for IHF Holdings and $6.8 million for ICON Fitness for the first quarter of fiscal 1999, compared with a tax benefit of $6.4 million for ICON Health, $7.4 million for IHF Holdings and $8.5 for ICON Fitness during the first quarter of fiscal 1998. The decreased tax benefit in the first quarter of fiscal 1999 compared to the first quarter of fiscal 1998 is a result of the decreased losses of the Company.

As a result of the foregoing factors, net losses were $8.0 million for ICON Health, $10.9 million for IHF Holdings and $13.3 million for ICON Fitness for the first quarter of fiscal 1999 compared to net losses in the first quarter of fiscal 1998 of $10.9 million for ICON Health, $13.3 million for IHF Holdings and $15.4 million for ICON Fitness.


Liquidity and Capital Resources
-------------------------------

In the first three months of fiscal 1999, the Company used $19.5 million of cash in operating activities compared to $2.1 for the same period in fiscal 1998. The majority of this use of cash relates to an increase in inventory. The Company used $2.6 million of cash for investing activities in the first three months of fiscal 1999, compared to $2.3 million in the first three months of fiscal 1998. This cash was used for capital expenditures, the majority of which is related to tooling and other manufacturing equipment. During the first quarter of fiscal 1999, the Company received cash of $22.6 million from financing activities, compared to $4.4 million received in the same period in 1998.

The Company is in compliance with all financial covenants associated with the amended Credit Agreement. ICON Health had $172.5 million of revolving credit borrowings under the Credit Agreement at August 29, 1998 compared to $184.5 million at August 30, 1998. The revolving credit borrowings have increased by $24.0 million from $148.5 million reported at the end of fiscal 1998. Line of Credit borrowings have been used to fund inventory levels, finance normal trade credit for customers, make interest payments on debt obligations and to fund capital expenditures. The term loans have decreased from $19.5 million reported at the end of fiscal 1998 to $17.8 million at August 29, 1998. This decrease is a result of scheduled debt payments. Management believes that cash flows from operations and the Company's ability to make revolving credit borrowings under the amended Credit Agreement will provide adequate funds for working capital, planned capital expenditures and debt service obligations for a period of at least one year. Nevertheless, the Company is highly leveraged, and the ability to fund operations, make planned capital expenditures, make scheduled debt payments and refinance indebtedness depends on future operating performance and cash flows, which in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond the Company's control.

PART II - OTHER INFORMATION

 Item 1.  Legal Proceedings.

The Company is party to a variety of non-product liability commercial suits involving contract claims and intellectual property claims. The Company believes that potential adverse resolution of these suits will not have a material adverse effect on the Company. The Company is also involved in several patent infringement claims, arising in the ordinary course of its business. The Company believes that the ultimate outcome of these matters will not have a material adverse affect on the financial position or results of operations of the Company.


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

(b) Reports on Form 8-K

     A Form 8-K was filed on August 19, 1998.

 SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.


                                      ICON Fitness Corporation
                                      IHF Holdings,Inc.
                                      ICON Health & Fitness, Inc.


 Date: October 13, 1998            By /s/ Gary Stevenson
       ----------------            -------------------------
                                    Gary Stevenson
                                    President



 Date: October 13, 1998            By /s/ S. Fred Beck
       ----------------            --------------------
                                    S. Fred Beck
                                    Chief Accounting Officer