Form 10-Q
period 1998-11-28
ICON FITNESS CORP; ICON HEALTH & FITNESS INC; IHF HOLDINGS INC
filed 1999-01-19
CIK 1029294, 934798, 934799

FORM 10-Q
            UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
 (Mark One)
 [*] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
        For the quarterly period ended November 28, 1998
                                   OR
 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
       For the transition period from _____________ to ______________

 Commission File Numbers: 333-18475, 33-87930-01, 33-87930

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No
                                                                    --   --
 APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

 Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a
 plan confirmed by a court.  Yes     No
                                --     --
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

 Item 1.  Financial Statements . . . . . . . . . . . . . . . . . . . . . 3-7

          Consolidated Condensed Balance
          Sheets as of November 28, 1998 and
          May 31, 1998 . . . . . . . . . . . . . . . . . . . . . . . . . 3-4

          Consolidated Condensed Statements
          of Operations for the three months and six months
          ended November 28, 1998 and November 29, 1997 . . . . . . . .  5-6

          Consolidated Condensed Statements
          of Cash Flows for the six months
          ended November 28, 1998 and November 29, 1997  . . . . . . . . . 7

          Notes to Consolidated Condensed
          Financial Statements . . . . . . . . . . . . . . . . . . . . . . 8

 Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations . . . . . . . . . . . . . . . . . . . . . . . . .  8-14

 PART II - OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . .  14

 Item 1.  Legal Proceedings . . . . . . . . . . . . .  . . . . . . . . .  14

 Item 2.  Changes in Securities . . . . . . . . . . .  . . . . . . . . .  14

 Item 3.  Defaults Upon Senior Securities . . . . . .  . . . . . . . . .  15

 Item 4.  Submission of Matters to a Vote of Securities Holders  . . . .  15

 Item 5.  Other Information . . . . . . . . . . . . . . . . . .  . . . .  15

 Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . .  15

 Signatures . . . . . . . . . . . . . . . . . . . . . . . . . .  . . . .  15

                          PART 1 - FINANCIAL INFORMATION

 Item 1.  Financial Statements

 ICON Fitness Corporation and its wholly-owned subsidiary, IHF Holdings, Inc. and its wholly-owned subsidiary, ICON Health & Fitness, Inc.
 CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)
 (In Thousands)


                              ICON          IHF            ICON             ICON         IHF         ICON
                             Fitness      Holdings,       Health &         Fitness     Holdings,     Health &
                           Corporation      Inc.         Fitness, Inc.   Corporation     Inc.     Fitness, Inc.
                           November 28,  November 28,    November 28,       May 31,     May 31,      May 31,
                              1998           1998            1998            1998        1998         1998
                           ------------   ----------     -------------   ------------   --------- ------------
 Assets
 Current assets
   Cash                        $4,748         $4,748          $4,748       $3,892        $3,892        $3,892
   Accounts receivable-net    204,273        204,273         204,373      124,301       124,301       124,301
   Inventories:
     Raw materials             54,817         54,817          54,817       42,609        42,609        42,609
     Finished goods            95,645         95,645          95,645       78,857        78,857        78,857
   Deferred income taxes       11,262         11,262          11,262       11,177        11,177        11,177
   Other current assets         9,464          9,464           9,464        6,202         6,202         6,202
   Income tax receivable          687            687             687          781           781           781
                              -------        -------         -------      -------       -------       -------
 Total current assets         380,896        380,896         380,896      267,819       267,819       267,819
   Property and equipment
     Land                       1,430          1,430           1,430        1,430         1,430         1,430
     Building                  16,258         16,258          16,258       16,675        16,675        16,675
     Machinery and equipment   64,952         64,952          64,952       71,293        71,293        71,293
                               ------         ------          ------       ------        ------        ------
   Total                       82,640         82,640          82,640       89,398        89,398        89,398
     Less: accum depreciation (34,378)       (34,378)        (34,378)     (40,579)      (40,579)      (40,579)
                              --------       --------        --------      -------       -------       -------
   Property & equipment-net    48,262         48,262          48,262       48,819        48,819        48,819

   Receivable from parent       2,362          2,362           2,362        2,362         2,362         2,362
   Trademarks, net             16,720         16,720          16,720       17,244        17,244        17,244
   Deferred income taxes       29,407         20,625           6,828       22,572        16,265         4,927
   Other assets                25,592         22,511          19,719       29,057        25,585        21,958
                             --------       --------        --------     --------      --------      --------
 Total assets                $503,239       $491,376        $474,787     $387,873      $378,094      $363,129
                             ========       ========        ========     ========      ========      ========




 See accompanying notes to consolidated condensed financial statements.

 ICON Fitness Corporation and its wholly-owned subsidiary, IHF Holdings, Inc. and its wholly-owned subsidiary, ICON Health & Fitness, Inc.
 CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited) (Continued)
 (In Thousands)




                              ICON          IHF            ICON             ICON         IHF         ICON
                             Fitness      Holdings,       Health &         Fitness     Holdings,     Health &
                           Corporation      Inc.         Fitness, Inc.   Corporation     Inc.     Fitness, Inc.
                           November 28,  November 28,     November 28,      May 31,     May 31,      May 31,
                              1998           1998            1998            1998        1998         1998
                           ------------   ----------     -------------   ------------   --------- ------------
 Liabilities and
 Stockholders' Equity
 (Deficit)

 Current liabilities

   Current portion of
     long-term debt           $228,694       $228,694        $228,694       $6,051        $6,051        $6,051
   Accounts payable            125,626        125,626         125,626       83,965        83,965        83,965
   Interest payable              6,467          6,467           6,467        6,596         6,596         6,596
   Accrued expenses             19,174         19,174          19,174       18,090        18,090        18,090
   Income taxes payable            839            839             839          249           249           249
                               -------        -------         -------      -------       -------       -------
   Total current liabilities   380,800        380,800         380,800      114,951       114,951       114,951

   Long term-debt              323,149        215,892         116,660      460,707       360,413       268,495

 Stockholders' equity (deficit)
   Common stock & additional
     paid-in capital            49,702        127,770         166,187       49,701       127,769       166,186
   Receivable from officers
     for purchase of equity       (656)          (656)           (656)        (656)         (656)         (656)
   Cumulative translation
     adjustment                 (1,091)        (1,091)         (1,091)        (547)         (547)         (547)
   Retained earnings(deficit) (248,665)      (231,339)       (187,113)    (236,283)     (223,836)     (185,300)
                               --------       --------        --------     --------      --------      --------
 Total Stockholders' Equity   (200,710)      (105,316)        (22,673)    (187,785)      (97,270)      (20,317)
                               --------       --------        --------     --------      --------      --------
 Total liabilities and
 stockholders' equity         $503,239       $491,376        $474,787     $387,873      $378,094      $363,129
                              ========       ========        ========     ========      ========      ========





 See accompanying notes to consolidated condensed financial statements.

 ICON Fitness Corporation and its wholly-owned subsidiary, IHF Holdings, Inc. and its wholly-owned subsidiary, ICON Health & Fitness, Inc.
 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
 (In Thousands)





                                                        For The Three Months Ended

                              ICON          IHF         ICON             ICON         IHF         ICON
                             Fitness      Holdings,    Health &         Fitness     Holdings,     Health &
                           Corporation      Inc.      Fitness, Inc.   Corporation     Inc.      Fitness, Inc.
                           November 28,  November 28,  November 28,   November 29, November 29, November 29,
                              1998           1998         1998            1997        1997         1997
                           ------------  -----------  -------------  ------------  ---------    ------------

Net sales                      $214,288    $214,288      $214,288       $236,312      $236,312     $236,312

Cost of goods sold              153,444     153,444       153,444        168,428       168,428      168,428

Cost of goods sold-
     revaluation of,
     HealthRider, Weider
     Sports and CanCo
     inventory                       --          --            --              4             4            4
                               --------     -------       -------        -------       -------       -------
Gross profit                     60,844      60,844        60,844         67,880        67,880       67,880

Operating expenses:

   Selling expenses              25,666      25,666        25,666         33,584        33,584       33,584

   Research and development       1,885       1,885         1,885          2,074         2,074        2,074

   General and administrative    13,544      13,544        13,544         16,485        16,483       16,483
                               --------     -------       -------        -------       -------      -------
Total operating expenses         41,095      41,095        41,095         52,143        52,141       52,141
                               --------     -------       -------        -------       -------      -------

Operating income                 19,749      19,749        19,749         15,737        15,739       15,739

Interest expense                 15,585      12,104         8,448         14,758        11,736        8,649

Amortization of deferred
     financing fees               2,160       1,965         1,547          1,480         1,310          957
                               --------     -------       -------        -------       -------       -------

Income (loss) before income tax   2,004       5,680         9,754           (501)        2,693        6,133

Provision (benefit) for
     income taxes                 1,092       2,329         3,613            186         1,261        2,299
                               ---------    --------      --------       --------      --------     --------
Net income (loss)                  $912      $3,351        $6,141          $(687)       $1,432       $3,834

Other comprehensive income:
Foreign currency translation
adjustments                        (690)       (690)         (690)           381           381          381
                               ---------    --------      --------      ---------     ---------    ---------
Comprehensive income (loss)        $222      $2,661        $5,451          $(306)       $1,813       $4,215
                               =========    ========      ========      =========     =========    =========



 See accompanying notes to consolidated condensed financial statements.

ICON Fitness Corporation and its wholly-owned subsidiary, IHF Holdings, Inc. and its wholly-owned subsidiary, ICON Health & Fitness, Inc.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
(In Thousands)





                                                       For The Six Months Ended

                              ICON          IHF         ICON             ICON        IHF         ICON
                             Fitness      Holdings,    Health &         Fitness    Holdings,     Health &
                           Corporation      Inc.      Fitness, Inc.   Corporation     Inc.      Fitness, Inc.
                           November 28,  November 28, November 28,   November 29,  November 29, November 29,
                              1998           1998         1998            1997        1997         1997
                           ------------  ----------   -------------  ------------  ---------    ------------

Net sales                      $331,495    $331,495      $331,495       $363,794      $363,794     $363,794


Cost of goods sold              238,969     238,969       238,969        260,762       260,762      260,762

Cost of goods sold-
     revaluation of,
     HealthRider, Weider
     Sports and CanCo
     inventory                       --          --            --            330           330          330
                               --------     -------       -------        -------       -------       ------

Gross profit                     92,526      92,526        92,526        102,702       102,702      102,702

Operating expenses:

   Selling expenses              46,204      46,204        46,204         60,229        60,229       60,229

   Research and development       3,569       3,569         3,569          3,994         3,994        3,994

   General and administrative    26,366      26,366        26,366         30,322        30,320       30,320
                               --------     -------       -------        -------       -------      -------

Total operating expenses         76,139      76,139        76,139         94,545        94,543       94,543
                               --------     -------       -------        -------       -------      -------

Operating income                 16,387      16,387        16,387          8,157         8,159        8,159

Interest expense                 30,257      23,294        15,981         29,349        23,305       17,131

Amortization of deferred
   financing fees                 4,198       3,807         2,972          3,238         2,898        2,193
                               --------     -------       -------        -------       -------       ------

Loss before income tax          (18,068)    (10,714)       (2,566)       (24,430)      (18,044)     (11,165)

Benefit for income taxes         (5,686)     (3,211)         (753)        (8,301)       (6,152)      (4,080)
                               ---------    --------      --------       --------      --------     --------

Net loss                       $(12,382)    $(7,503)      $(1,813)      $(16,129)     $(11,892)     $(7,085)

Other comprehensive income:
Foreign currency translation
adjustments                        (544)       (544)         (544)           498           498          498
                               ---------    --------      --------      ---------     ---------    ---------
Comprehensive income (loss)    $(12,926)    $(8,047)      $(2,357)      $(15,631)     $(11,394)     $(6,587)
                               =========    ========      ========      =========     =========    =========



 See accompanying notes to consolidated condensed financial statements.

 ICON Fitness Corporation and its wholly-owned subsidiary, IHF Holdings, Inc. and its wholly-owned subsidiary, ICON Health & Fitness, Inc.
 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
 (In Thousands)




                                                        For The Six Months Ended

                              ICON           IHF          ICON             ICON         IHF         ICON
                             Fitness       Holdings,     Health &         Fitness     Holdings,     Health &
                           Corporation        Inc.       Fitness, Inc.   Corporation     Inc.     Fitness, Inc.
                           November 28,    November 28,  November 28,   November 29,  November 29, November 29,
                              1998            1998          1998            1997        1997         1997
                           ------------    ----------   -------------   ------------  ---------    ------------
 OPERATING ACTIVITIES:
 Net loss                     (12,382)        (7,503)         (1,813)     (16,129)      (11,892)       (7,085)
 Adjustments to reconcile net
   income to net cash provided
   by operating activity:

   Benefit for deferred taxes  (6,920)        (4,445)         (1,986)      (9,983)       (7,834)       (5,762)

   Amortization of debt
     discount and deferred
     financing fees            18,615         11,261           3,112       15,576         9,192         2,313

   Depreciation & amortization  8,791          8,791           8,791        7,874         7,874         7,874

   Inventory  revaluation          --             --              --          330           330           330

 Changes in operating assets and liabilities:
   Accounts receivable        (79,972)       (79,972)        (79,972)     (31,147)      (31,147)      (31,147)

   Inventory                  (28,996)       (28,996)        (28,996)     (19,120)      (19,120)      (19,120)

   Other assets                (4,798)        (4,798)         (4,798)      (2,073)       (2,252)       (2,252)

   Account payable and
     accrued expenses          43,206         43,206          43,206       32,264        32,441        32,441
                               -------        -------         -------     --------      --------      --------
 Net cash received from/(used
   in) operating activities   (62,456)       (62,456)        (62,456)     (22,408)      (22,408)      (22,408)

 INVESTING ACTIVITIES:
   Purchases of property
     and equipment             (6,812)        (6,812)         (6,812)      (6,748)       (6,748)       (6,748)
                               -------        -------         -------     --------      --------      --------
 Net cash received from /(used
   in) investing  activities   (6,812)        (6,812)         (6,812)      (6,748)       (6,748)       (6,748)

 FINANCING ACTIVITIES:

   Proceeds from long-term debt,
     net of payments           70,668         70,668          70,668       27,799        27,799        27,799
                               ------         ------          ------       ------        ------        ------

      Net cash received from
        financing activities   70,668         70,668          70,668       27,799        27,799        27,799

   Effect of exchange rate
     change on cash              (544)          (544)           (544)         497           497           497
                               -------        -------         -------     --------      --------      -------
   Net increase in cash           856            856             856         (860)         (860)         (860)

   Cash at beginning of period  3,892          3,892           3,892        5,560         5,560         5,560
                               -------        -------         -------     --------      --------      --------
 Cash at end of period         $4,748         $4,748          $4,748       $4,700        $4,700        $4,700
                               =======        =======         =======      ======        ======        ======
 SUPPLEMENTAL DISCLOSURES:
   Cash paid (received)
     during the year for:
   Interest                   $15,601        $15,601         $15,601      $17,773       $17,773       $17,773
   Income taxes                   $21            $21             $21          $58           $58           $58


 See accompanying notes to consolidated condensed financial statements.

ICON Fitness Corp. and its wholly owned subsidiary, IHF Holdings, Inc. and its wholly owned subsidiary, ICON Health & Fitness, Inc.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Basis of Presentation

     The consolidated condensed financial statements include the accounts of ICON Fitness Corporation ("ICON Fitness"), its wholly-owned subsidiary, IHF Holdings, Inc. ("IHF Holdings"), and its wholly-owned subsidiary, ICON Health & Fitness, Inc. ("ICON Health"), and its wholly-owned subsidiaries (collectively, "the Company"). ICON Fitness' parent company, IHF Capital, Inc. ("IHF Capital"), is not a registrant.

     The accompanying consolidated condensed financial statements and notes should be read in conjunction with the financial statements contained in the Company's Annual Report on Form 10-K. In management's opinion, the accompanying consolidated condensed financial statements include all adjustments necessary for a fair presentation of the results of the interim periods presented, and all such adjustments are of a normal recurring nature. The home fitness industry is seasonal in nature and the results of operations for the interim periods presented may not be indicative of the results for the full year.

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

     In June 1997, the Financial Accounting Standards Board (the FASB) issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130) and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SAS 131). The Company adopted SFAS 130 and 131 on June 1, 1998. SFAS 130 establishes standards for reporting comprehensive income and its components in the consolidated condensed financial statements. SFAS 131 establishes standards for reporting information on operating segments and will first be applicable to the May 31, 1999-year end consolidated financial statements.


Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations.

     This quarterly Report on Form 10Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "intends" and similar expressions are intended to identify forward-looking statements. The Company's actual results could differ materially from those set forth in the forward-looking statements and are subject to a number of risks, including risks identified in this quarterly report and the Company's annual report on Form 10-K. See "Recent Developments" and "Liquidity and Capital Resources."

Recent Developments

     Possible Debt Restructuring

     The Company has discussed restructuring approaches with certain holders of its notes. While these discussions are continuing, to date the Company has not been able to reach agreement on a viable plan. The Company's ability to meet its obligations as they become due will in a large measure be dependent upon its entering into such a restructuring. There can be no assurance that any such restructuring will be entered into or consummated.

     NordicTrack Transaction

     On December 23, 1998, the Company purchased inventory, trademarks and certain other assets of NordicTrack, Inc., a debtor under Chapter 11 of the Bankruptcy Code. The terms of the purchase provided for payment of (i) $6,050,000 in cash at and after closing, subject to adjustment based on the quantity and quality of inventory delivered, (ii)$3,500,000 payable 60 days after closing, and (iii) up to $3,000,000 payable over time as royalties based upon the sale of goods bearing trademarks of NordicTrack, Inc. and other trademark related revenues, as follows: 2% of the first $50,000,000 of revenues, 1% of the next $100,000,000 of revenues, and .5% of the next $200,000,000 of revenues. The Company must pay the $3,500,000 deferred portion of the purchase price in order to obtain the release of NordicTrack related trademarks from escrow. In a related transaction, the Company obtained leases of 18 NordicTrack retail store locations for no additional consideration.

     In connection with the NordicTrack transactions, the Company and Sears Roebuck & Co. executed a letter of intent that provides for the Company and Sears to negotiate the terms of an agreement that would provide that Sears be the exclusive retailer of NordicTrack branded fitness equipment outside of the Company's own retail and direct marketing channels of distribution. In addition, under the agreement as contemplated, the Company would also grant Sears a royalty-bearing exclusive license to market fitness apparel and certain categories of sporting goods under the NordicTrack brand. The agreement would run for a term of twelve (12) years subject to certain early termination provisions in 2005. Upon execution of the agreement, the Company would receive a one-time fee for the rights granted to Sears under the agreement. At this time, the Company and Sears are continuing to negotiate the terms of the definitive agreement. However, there can be no assurance that the definitive agreement will be executed on the terms described above or at all.


Year 2000 Compliance

     The Company utilizes and is dependent upon data processing systems and software to conduct its business. The data processing systems and software include those developed and maintained by the Company's third-party data processing vendors and software which are run on in-house computer systems. The Company has reviewed and assessed all hardware and software to confirm that it will function properly in the Year 2000. With respect to internal systems, the results of the evaluation to date have not revealed any Year 2000 issues that, in the Company's opinion, create a material risk of disruption of operations. The total cost associated with required modifications to become Year 2000 compliant is not expected to be material to the Company's financial position. The estimated total cost of the Year 2000 Project is $2.5 million. The total amount expended on the Project through November 28, 1998, was $1.8 million, which leaves the estimated future cost of completing the Year 2000

Project at approximately $0.7 million. The entire project is expected to be complete by the Company's fiscal fourth quarter of 1999.

     With respect to outside vendors, shippers and customers that have responded to our request for information, 24.8% have indicated that their hardware or software is Year 2000 compliant. Evaluation of these issues is continuing and there can be no assurance that additional issues, not presently known to the Company, will not be discovered which could present a material risk of disruption to the Company's operations.

     The Company's assessment of the risks associated with Year 2000 issues is forward-looking. Actual results may vary for a variety of reasons including those described above.

Seasonality

     Financial results for the fitness industry are generally seasonal. Based on the Company's historical experience, the Company would expect greater sales in the second and third quarters than in the fourth and first quarters. The actual results could differ materially depending upon consumer preferences, availability of product, competition, and the Company's customers continuing to carry and promote its various product lines, among other risks and uncertainties. The following table reflects the Company's consolidated net sales for the first and second quarters of fiscal 1999 and for each quarter in fiscal 1998 and fiscal 1997:

                        First      Second      Third     Fourth
                        Quarter    Quarter     Quarter   Quarter
                        -------    -------     -------   -------
           Fiscal 1999   $117.2     $214.3       --         --
           Fiscal 1998   $127.5     $236.3     $252.0     $133.5
           Fiscal 1997   $125.8     $249.5     $248.7     $212.2

     The Company  believes that the  relatively  moderate  rates of inflation in
recent  years  have  not  had  a   significant   impact  on  its  net  sales  or
profitability.


Three Months Ended November 28, 1998 Compared to Three Months Ended November 29, 1997

     Net sales decreased by $22.0 million, or 9.3%, between the three months ended November 28, 1998 and November 29, 1997. Domestic sales of treadmills decreased to $127.7 million for the three months ended November 28, 1998 from $143.0 million for the three months ended November 29, 1997, a 10.7% decrease. Sales of treadmills represented 59.6% and 60.5% of net sales in the three months ended November 28, 1998 and 1997, respectively. Other decreases include decreases in airwalkers of $4.3 million, benches of $2.1 million, elliptical products of $1.9 million, upright rowers of $1.7 million, steppers of $1.1 million, and a decline in international sales of $2.3 million. The sale of stationary bikes increased $5.4 million and home spas and other relaxation product sales increased $1.3 million during the second quarter of fiscal 1999.

     Gross profit decreased by $7.1 million, or 10.5%, to $60.8 million for the three months ended November 28, 1998 from $67.9 million for the three months ended November 29, 1997 and decreased as a percentage of net sales to 28.4% from 28.7%. This decrease was largely due to the changes in product mix.

     Selling expenses totaled $25.7 million, or 12.0% of net sales in the second quarter of fiscal 1999, compared to $33.6 million, or 14.2% of net sales for the second quarter of fiscal 1998. This decrease is attributable primarily to a reduction in advertising expenses that have decreased by approximately $4.6 million for the second quarter of fiscal 1999, versus the second quarter of fiscal 1998. Other selling expense decreases included reductions in salaries and wages of approximately $1.0 million, freight expense of approximately $0.8 million, commission expense of $0.5 million, and approximately a $1.0 million reduction in trade show and other related expenses.

     Research and development expenses totaled $1.9 million, or 0.9% of net sales for the second quarter of fiscal 1999, compared to $2.1 million, or 0.9% of net sales for the second quarter of fiscal 1998. This $0.2 million decrease is attributable to management's efforts to reduce costs in the current year.

     General and administrative expenses totaled $13.5 million, or 6.3% of net sales for the second quarter of fiscal 1999, compared to $16.5 million, or 7.0% of net sales for the second quarter of fiscal 1998. This decrease of approximately $3.0 million in general and administrative expenses for the second quarter of fiscal 1999, was attributable to a decrease in insurance claims of $1.3 million, distribution expenses of $0.7 million, legal expense of $0.7 million and aggregate other expenses of approximately $1.0 million. These decreased expenses were offset by an increase in depreciation expense of $0.7 million.

     As a result of the foregoing factors, operating income is $19.7 million in the second quarter of fiscal 1999, compared to operating income of $15.7 million in the second quarter of fiscal 1998. The Company has initiated cost reduction programs in the current fiscal year. These cost reduction efforts have resulted in increased second quarter profits reported by the Company.

     Interest expense was $8.4 million for ICON Health, $12.1 million for IHF Holdings and $15.6 million for ICON Fitness for the three months ended November 28, 1998, compared with interest expense of $8.6 million for ICON Health, $11.7 million for IHF Holdings and $14.8 million for ICON Fitness for the three months ended November 29, 1997. The decrease in interest expense for ICON Health is the result of decreased borrowings under the amended Credit Agreement. The increased level of interest expense for IHF Holdings and ICON Fitness is due to the
accretion  of  the  principal   balances  from  their   respective   outstanding
indentures.

     The income tax expense was $3.6 million for ICON Health, $2.3 million for IHF Holdings and $1.1 million for ICON Fitness for the second quarter of fiscal 1999, compared with a tax expense of $2.3 million for ICON Health, $1.3 million for IHF Holdings and $0.2 for ICON Fitness during the second quarter of fiscal 1998. The increase in tax expense for the second quarter of fiscal 1999, compared to the second quarter of fiscal 1998, was a result of increased earnings for the Company.

     As a result of the foregoing factors, net income was $6.1 million for ICON Health, $3.4 million for IHF Holdings and $0.9 million for ICON Fitness for the second quarter of fiscal 1999, compared to net income in the second quarter of fiscal 1998 of $3.8 million for ICON Health, $1.4 million for IHF Holdings and a net loss of $0.7 million for ICON Fitness.

Operating Results for the Six Months Ended November 28, 1998 and November 29,
1997

     During the first six months of fiscal 1999, net sales decreased $32.3 million, or 8.9%, to $331.5 million from $363.8 million in the first six months of fiscal 1998. Domestic treadmill sales for the first six months of fiscal 1999 accounted for approximately 57.9% of total net sales, versus 57.8% in the first six months of fiscal 1998. For the first six months of fiscal 1999, domestic treadmill sales were $191.9 million compared to $210.3 million for the same period a year ago, which represents a $18.4 million decrease. Other decreases include a decrease in the sale of airwalkers of $9.7 million, upright rowers of $3.0 million, benches of $2.8 million, steppers of $1.8 million, elliptical products of $1.3 million, ab shapers and miscellaneous products of $1.3 million, gyms and systems of $0.3 million and international sales declines of $4.8 million. Sale of stationary bikes increased $6.5 million, home spas and other relaxation product sales increased $2.6 million, soft good sales increased $1.2 million and trampoline sales increased $0.8 million during the first six months of fiscal 1999.

     Gross profit for the first six months of fiscal 1999 was $92.5 million, or 27.9% of net sales, compared to $102.7 million, or 28.2% of net sales for the first six months of fiscal 1998. The decrease of 0.3% in profit margin was attributable to the changes in product mix.

     Selling expenses totaled $46.2 million, or 13.9% of net sales, in the first six months of fiscal 1999, compared to $60.2 million, or 16.5% of net sales for the first six months of fiscal 1998. This decrease, both in dollars and as a percentage of sales, was attributable primarily to a reduction in advertising expenses that decreased by approximately $7.7 million for the first six months of fiscal 1999, versus the first six months of fiscal 1998. Other selling expense decreases included reductions in salaries and wages of approximately $1.7 million, freight expense of approximately $1.4 million, bad debt expense of $1.0 million, commission expense of $0.7 million, and trade show and other related expenses of approximately $1.5 million.

     Research and development expenses totaled $3.6 million, or 1.1% of net sales, for the first six months of fiscal 1999, compared to $4.0 million, or 1.1% of net sales for the first six months of fiscal 1998. This $0.4 million decrease is attributable to management's efforts to reduce costs in the current year, consisting mainly of contract labor and supplies associated with research and development.

     General and administrative expenses totaled $26.4 million, or 8.0% of net sales, for the first six months of fiscal 1999, compared to $30.3 million, or 8.3% of net sales for the first six months of fiscal 1998. This decrease of approximately $3.9 million in general and administrative expenses for the first six months of fiscal 1999, was attributable to a decrease in insurance claims of $1.6 million, distribution expenses of $1.1 million, legal expense of $1.1 million and aggregate other expenses of approximately $1.0 million. These decreased expenses were offset by an increase in depreciation expense of $0.9 million.

     As a result of the foregoing factors, operating income was $16.4 million in the first six months of fiscal 1999, compared to operating income of $8.2 million in the first six months of fiscal 1998. The higher operating income was the result of reduced costs and expenses, primarily advertising, provision for doubtful accounts, freight and insurance claims.

     Interest expense was $16.0 million for ICON Health, $23.3 million for IHF Holdings and $30.3 million for ICON Fitness in the first six months of fiscal 1999, compared to $17.1 million for ICON Health, $23.3 million for IHF Holdings and $29.3 million for ICON Fitness for the first six months of fiscal 1998. The decrease in interest expense for the operating company was due to a lower level of outstanding indebtedness in fiscal 1999 as a result of decreased borrowings under the amended Credit Agreement. However, in IHF Holdings and ICON Fitness, there is an additional level of borrowings with respect to accretion of the principal balances of the Company's outstanding indentures.

     The income tax benefit was $0.8 million for ICON Health, $3.2 million for IHF Holdings and $5.7 million for ICON Fitness for the first six months of fiscal 1999, compared with a tax benefit of $4.1 million for ICON Health, $6.2 million for IHF Holdings and $8.3 for ICON Fitness during the first six months of fiscal 1998. The decrease in tax benefit for the first six months of fiscal 1999, compared to the first six months of fiscal 1998, was a result of decreased losses before taxes incurred by the Company.

     As a result of the foregoing factors, net losses were $1.8 million for ICON Health, $7.5 million for IHF Holdings and $12.4 million for ICON Fitness for the first six months of fiscal 1999, compared to net losses in the first six months of fiscal 1998 of $7.1 million for ICON Health, $11.9 million for IHF Holdings and $16.1 million for ICON Fitness.

Liquidity and Capital Resources

     The Company's liquidity consists of cash, trade accounts receivable, inventories and a revolving credit facility. At November 28, 1998, working capital was $0.1 million, including $4.7 million of cash. Cash used by operating activities aggregated $62.5 million for the six months ended November 28, 1998. Trade accounts receivable increased 64.3% from May 31, 1998 to November 28, 1998, and inventory levels increased 23.9% from May 31, 1998 to November 28, 1998, largely due to the normal seasonality of the business. There can be no assurance that the Company will have the liquidity to meet its obligations as they become due.

     ICON Health had $221.9 million of revolving credit borrowings under the amended Credit Agreement at November 28, 1998 compared to $233.4 million at November 29, 1997. The revolving credit borrowings have increased by $73.4 million from $148.5 million reported at the end of fiscal 1998. Line of Credit borrowings have been used to fund inventory levels, finance normal trade credit for customers, make interest payments on debt obligations and to fund capital expenditures. The long-term portion of the term loans have decreased from $19.5 million reported at the end of fiscal 1998 to $16.2 million at November 28, 1998. This decrease is a result of scheduled debt payments.

     Anticipated Reduction in Liquidity

     As of January 15, 1999, the Company had outstanding revolving credit borrowings of $224.5 million and unused availability under its amended Credit Agreement of $11.8 million. The amount of availability under the Company's amended Credit Agreement is determined under a borrowing base formula which was amended as of July 31, 1998 to increase temporarily the amount that could be borrowed by the Company. After January 31, 1999, the Company will be able to borrow under the amended Credit Agreement only the amounts that could be borrowed under the borrowing base formula that was in effect prior to the July 31, 1998 amendment plus $5 million. Had this reduced formula been in place on January 15, 1999, the Company would have had unused availability under its amended Credit Agreement of $5.1 million.

     The Company is highly leveraged. The Company's need for advances under the amended Credit Agreement is affected by a number of factors, including the Company's operating performance, the Company's level of capital expenditures, scheduled debt payments, and the willingness of the Company's suppliers to extend credit to the Company. Many of these factors are beyond the Company's control.

     The revolving credit portion of the Company's amended Credit Agreement will be due and payable on November 14, 1999. As a result, the revolving credit portion of the amended Credit Agreement is now classified as a current liability, which has resulted in a significant decrease in working capital when compared to the May 31, 1998 balance sheet. There can be no assurance that the Company will be able to enter into arrangements to replace that borrowing facility.

     The Company is required to pay $6.5 million of interest on ICON Health's 13% Senior Subordinated Notes semiannually each January 15 and July 15, and will be required to repay $101.25 million of principal on those notes on July 15, 2002.

     In fiscal 1999, the Company will be required to repay $1.65 million of principal under the term loan portion of its amended Credit Agreement each quarter on the last day of March, June, September and December. The amount of such quarterly principal payments will decrease to $1.56 million in 2000 and will continue at that rate until a final payment of $5.6 million is due in December 2002. Once repaid, borrowings under the Company's term loan cannot be borrowed again.

     The first payment of cash interest on IHF Holdings' 15% Senior Secured Discount Notes will be due May 15, 2000. Commencing on that date, the Company will be required to pay $9.3 million of interest on those notes semiannually each May 15 and November 15. The Company will be required to repay $132.2 million of accreted principal on those notes on November 14, 2004.

     The first payment of cash interest on ICON Fitness' 14% Senior Discount Notes will be due May 15, 2002. Commencing on that date, the Company will be required to pay $11.3 million of interest on those notes semiannually each May 15 and November 15. The Company will be required to repay $162.0 million of accreted principal on those notes on November 15, 2007.

     The Company will require substantial additional cash flow to meet all of these obligations. See "Recent Developments-Possible Debt Restructuring."


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

     The Company is party to a variety of non product liability commercial suits involving contract and intellectual property claims. The Company believes that potential adverse resolution of these suits will not have a material adverse effect on the Company. The Company is also involved in several patent infringement claims, arising in the ordinary course of business. The Company believes that the ultimate outcome of these matters will not have a material adverse effect on the financial position or results of operations of the Company.


Item two.  Changes in Securities.

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



ICON Fitness Corporation
IHF Holdings, Inc.
ICON Health & Fitness, Inc.
(Registrants)


By: /s/ Gary Stevenson                  Date:  January 19,1999
   -------------------------                  ---------------------
   Gary Stevenson
   President


By: /s/ S. Fred Beck                    Date:  January 19, 1999
   -------------------------                  ---------------------
   S. Fred Beck
   Chief Financial Officer