Form 10-Q
period 1999-02-27
ICON FITNESS CORP; ICON HEALTH & FITNESS INC; IHF HOLDINGS INC
filed 1999-04-20
CIK 1029294, 934798, 934799

FORM 10-Q
            UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
 (Mark One)
 [*] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
  EXCHANGE ACT OF 1934
        For the quarterly period ended February 27, 1999
                                   OR
 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
  EXCHANGE ACT OF 1934
       For the transition period from _____________ to ______________

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

                                 (435) 750-5000
             (Registrant's telephone number, including area code)

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

 Item 1.  Financial Statements . . . . . . . . . . . . . . . . . . . . . 3-7

          Consolidated Condensed Balance
          Sheets as of February 27, 1999 and
          May 31, 1998 . . . . . . . . . . . . . . . . . . . . . . . . . 3-4

          Consolidated Condensed Statements
          of Operations for the three months and six months
          ended February 27, 1999 and February 28, 1998 . . . . . . . .  5-6

          Consolidated Condensed Statements
          of Cash Flows for the nine months
          ended February 27, 1999 and February 28, 1998  . . . . . . . . . 7

          Notes to Consolidated Condensed
          Financial Statements . . . . . . . . . . . . . . . . . . . . . . 8

 Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations . . . . . . . . . . . . . . . . . . . . . . . . .  8-15

 PART II - OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . .  15

 Item 1.  Legal Proceedings . . . . . . . . . . . . .  . . . . . . . . .  15

 Item 2.  Changes in Securities . . . . . . . . . . .  . . . . . . . . .  15

 Item 3.  Defaults Upon Senior Securities . . . . . .  . . . . . . . . .  15

 Item 4.  Submission of Matters to a Vote of Securities Holders  . . . .  15

 Item 5.  Other Information . . . . . . . . . . . . . . . . . .  . . . 15-16

 Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . .  16

 Signatures . . . . . . . . . . . . . . . . . . . . . . . . . .  . . . .  16

                          PART 1 - FINANCIAL INFORMATION

 Item 1.  Financial Statements

 ICON Fitness Corporation and its wholly-owned subsidiary, IHF Holdings, Inc. and its wholly-owned subsidiary, ICON Health & Fitness, Inc.
 CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)
 (In Thousands)


                         ICON          IHF            ICON             ICON         IHF         ICON
                         Fitness      Holdings,       Health &         Fitness     Holdings,     Health &
                       Corporation      Inc.         Fitness, Inc.   Corporation     Inc.      Fitness,Inc.
                       February 27,  February 27,    February 27,       May 31,     May 31,      May 31,
                           1999           1999            1999            1998        1998         1998
                       ------------   ----------     -------------   ------------   ---------  ------------
 Assets
 Current assets
   Cash                     $7,980         $7,980          $7,980       $3,892        $3,892        $3,892
   Accounts receivable-net 184,868        184,868         184,868      124,301       124,301       124,301
   Inventories:
     Raw materials          49,165         49,165          49,165       42,609        42,609        42,609
     Finished goods         71,135         71,135          71,135       78,857        78,857        78,857
   Deferred income taxes    12,636         12,636          12,636       11,177        11,177        11,177
   Other current assets      8,997          8,997           8,997        6,202         6,202         6,202
   Income tax receivable       622            622             622          781           781           781
                            -------        -------         -------      -------       -------       -------
 Total current assets      335,403        335,403         335,403      267,819       267,819       267,819
   Property and equipment
     Land                    1,430          1,430           1,430        1,430         1,430         1,430
     Building               17,346         17,346          17,346       16,675        16,675        16,675
     Machinery & equipment  66,107         66,107          66,107       71,293        71,293        71,293
                            ------         ------          ------       ------        ------        ------
   Total                    84,883         84,883          84,883       89,398        89,398        89,398
     Less: accum deprec    (38,231)       (38,231)        (38,231)     (40,579)      (40,579)      (40,579)
                           --------       --------        --------      -------       -------       -------
   Property & equipment-net 46,652         46,652          46,652       48,819        48,819        48,819

   Receivable from parent    2,368          2,368           2,368        2,362         2,362         2,362
   Trademarks, net          23,251         23,251          23,251       17,244        17,244        17,244
   Deferred income taxes    29,248         19,356           4,549       22,572        16,265         4,927
   Other assets             26,251         23,367          20,992       29,057        25,585        21,958
                          --------       --------        --------     --------      --------      --------
 Total assets             $463,173       $450,397        $433,215     $387,873      $378,094      $363,129
                          ========       ========        ========     ========      ========      ========


 See notes to consolidated condensed financial statements.

 ICON Fitness Corporation and its wholly-owned subsidiary, IHF Holdings, Inc. and its wholly-owned subsidiary, ICON Health & Fitness, Inc.
 CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited) (Continued)
 (In Thousands)




                           ICON          IHF            ICON             ICON         IHF         ICON
                           Fitness      Holdings,       Health &         Fitness     Holdings,     Health &
                        Corporation      Inc.         Fitness, Inc.   Corporation     Inc.      Fitness,Inc.
                        February 27,  February 27,     February 27,      May 31,     May 31,      May 31,
                            1999           1999            1999            1998        1998         1998
                        ------------   ----------     -------------   ------------   ---------  ------------
 Liabilities and
 Stockholders' Equity
 (Deficit)

 Current liabilities

   Current portion of
     long-term debt        $205,707       $205,707        $205,707       $6,051        $6,051        $6,051
   Accounts payable         109,341        109,341         109,341       83,965        83,965        83,965
   Interest payable           2,863          2,863           2,863        6,596         6,596         6,596
   Accrued expenses          17,938         17,938          17,938       18,090        18,090        18,090
   Income taxes payable         933            933             933          249           249           249
                            -------        -------         -------      -------       -------       -------
   Total current liabs      336,782        336,782         336,782      114,951       114,951       114,951

   Long term-debt           328,615        217,878         114,989      460,707       360,413       268,495

 Stockholders' equity (deficit)
   Common stock & additional
     paid-in capital         49,702        127,770         166,187       49,701       127,769       166,186
   Receivable from officers
     for purchase of equity    (656)          (656)           (656)        (656)         (656)         (656)
   Cumulative translation
     adjustment                (975)          (975)           (975)        (547)         (547)         (547)
   Retd earnings(deficit)  (250,295)      (230,402)       (183,112)    (236,283)     (223,836)     (185,300)
                            --------       --------        --------     --------      --------      --------
 Total Stockholders' Equity(202,224)      (104,263)        (18,556)    (187,785)      (97,270)      (20,317)
                            --------       --------        --------     --------      --------      --------
 Total liabilities and
 stockholders' equity      $463,173       $450,397        $433,215     $387,873      $378,094      $363,129
                           ========       ========        ========     ========      ========      ========


 See notes to consolidated condensed financial statements.

 ICON Fitness Corporation and its wholly-owned subsidiary, IHF Holdings, Inc. and its wholly-owned subsidiary, ICON Health & Fitness, Inc.
 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
 (In Thousands)





                                                        For The Three Months Ended

                              ICON          IHF         ICON             ICON         IHF         ICON
                             Fitness      Holdings,    Health &         Fitness     Holdings,     Health &
                           Corporation      Inc.      Fitness, Inc.   Corporation     Inc.      Fitness,Inc.
                           February 27, February 27,   February 27,   February 28, February 28, February 28,
                              1999           1999         1999            1998        1998         1998
                           ------------   ----------  -------------   ------------   ---------  ------------

Net sales                      $226,741    $226,741      $226,741       $252,027      $252,027     $252,027

Cost of goods sold              162,821     162,821       162,821        176,519       176,519      176,519

                               --------     -------       -------        -------       -------      -------
Gross profit                     63,920      63,920        63,920         75,508        75,508       75,508

Operating expenses:

   Selling expenses              32,306      32,306        32,306         37,064        37,064       37,064

   Research and development       2,007       2,007         2,007          1,984         1,984        1,984

   General and administrative    13,584      13,584        13,584         14,981        14,981       14,981
                               --------     -------       -------        -------       -------      -------
Total operating expenses         47,897      47,897        47,897         54,029        54,029       54,029
                               --------     -------       -------        -------       -------      -------

Operating income                 16,023      16,023        16,023         21,479        21,479       21,479

Interest expense                 15,779      12,299         8,641         15,666        12,643        9,556

Amortization of deferred
     financing fees               2,173       1,976         1,559          1,827         1,657        1,305
                               --------     -------       -------        -------       -------       ------

Income (loss) before income tax  (1,929)      1,748         5,823          3,986         7,179       10,618

Provision (benefit) for
     income taxes                  (299)        811         1,822          1,851         2,925        3,956
                               ---------    --------      --------       --------      --------     -------
Net income (loss)                (1,630)        937         4,001          2,135         4,254        6,662

Other comprehensive income:

Foreign currency translation
adjustments                         116         116           116         (1,095)       (1,095)      (1,095)
                               ---------    --------      --------       --------      --------     --------
Comprehensive income (loss)     $(1,514)     $1,053        $4,117         $1,040        $3,159       $5,567


 See notes to consolidated condensed financial statements.

 ICON Fitness Corporation and its wholly-owned subsidiary, IHF Holdings, Inc. and its wholly-owned subsidiary, ICON Health & Fitness, Inc.
 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
 (In Thousands)



                                                        For The Nine Months Ended

                              ICON          IHF         ICON             ICON         IHF         ICON
                             Fitness      Holdings,    Health &         Fitness     Holdings,     Health &
                          Corporation      Inc.      Fitness, Inc.   Corporation     Inc.      Fitness,Inc.
                          February 27,  February 27, February 27,   February 28, February 28, February 28,
                              1999           1999         1999            1998        1998         1998
                          -------------   ---------  -------------  ------------ -----------  -------------

Net sales                      $558,236    $558,236      $558,236       $615,821      $615,821     $615,821


Cost of goods sold              401,790     401,790       401,790        437,611       437,611      437,611

                               --------     -------       -------        -------       -------      -------

Gross profit                    156,446     156,446       156,446        178,210       178,210      178,210

Operating expenses:

   Selling expenses              78,510     78,510         78,510         97,293        97,293       97,293

   Research and development       5,576      5,576          5,576          5,978         5,978        5,978

   General and administrative    39,950     39,950         39,950         45,303        45,301       45,301
                               --------     -------       -------        -------       -------      -------

Total operating expenses        124,036    124,036        124,036        148,574       148,572      148,572
                               --------     -------       -------        -------       -------      -------

Operating income                 32,410     32,410         32,410         29,636        29,638       29,638

Interest expense                 46,036     35,593         24,622         45,015        35,948       26,687

Amortization of deferred
   financing fees                 6,371      5,783          4,531          5,065         4,555        3,498
                               --------     -------       -------        -------       -------       ------

Income (Loss) before income tax (19,997)    (8,966)         3,257        (20,444)      (10,865)        (547)

Provision (Benefit) for
   income taxes                  (5,985)    (2,400)         1,069         (6,450)       (3,227)        (124)
                               ---------    --------      --------       --------      --------     --------

Net Income(loss)                (14,012)    (6,566)         2,188        (13,994)       (7,638)        (423)
                               =========    ========      ========      =========     =========    =========
Other comprehensive income:

Foreign currency translation
adjustments                        (428)      (428)          (428)          (597)         (597)        (597)
                               ---------    --------      --------      ---------     ---------    ---------
Comprehensive income(loss)     $(14,440)   $(6,994)        $1,760       $(14,591)      $(8,235)     $(1,020)


  See notes to consolidated condensed financial statements.

 ICON Fitness Corporation and its wholly-owned subsidiary, IHF Holdings, Inc. and its wholly-owned subsidiary, ICON Health & Fitness, Inc.
 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
 (In Thousands)

                                                        For The Nine Months Ended

                              ICON         IHF          ICON             ICON         IHF         ICON
                             Fitness     Holdings,     Health &         Fitness     Holdings,     Health &
                          Corporation      Inc.       Fitness, Inc.   Corporation     Inc.      Fitness,Inc.
                          February 27,   February 27, February 27,   February 28, February 28, February 28,
                              1999         1999          1999            1998        1998         1998
                          ------------   ----------   -------------   ------------ ----------  ------------
 OPERATING ACTIVITIES:
 Net loss                     $(14,012)    $(6,566)         $2,188     $(13,994)     $(7,638)        $(423)
 Adjustments to reconcile net
   income to net cash provided
   by operating activity:

   Benefit for deferred taxes   (8,135)     (4,550)         (1,081)      (8,544)      (5,321)       (2,218)

   Amortization of debt
     discount and deferred
     financing fees             27,996      16,965           4,742       23,572       13,996         3,678

   Depreciation & amortization  13,214      13,214          13,214       12,037       12,037        12,037

   Inventory  revaluation          --          --              --           330          330           330

   Loss on sale of assets          --          --              --           333          333           333

 Changes in operating assets and liabilities:
   Accounts receivable         (60,567)    (60,567)        (60,567)     (32,014)     (32,014)      (32,014)

   Inventory                     1,166       1,166           1,166        3,543        3,543         3,543

   Other assets                (14,206)    (14,206)        (14,206)      (1,611)      (1,614)       (1,614)

   Account payable and
     accrued expenses           22,175      22,175          22,175        3,856        3,856         3,856
                               -------      -------         -------     --------     --------      --------
 Net cash used in
     operating activities      (32,369)    (32,369)        (32,369)     (12,492)     (12,492)      (12,492)

 INVESTING ACTIVITIES:
   Proceeds from sale of assets    --          --              --        18,250       18,250        18,250

   Purchases of property
     and equipment              (9,054)     (9,054)         (9,054)      (9,724)      (9,724)       (9,724)
                                -------     -------         -------     --------     --------      --------
 Net cash used in
     investing  activities      (9,054)     (9,054)         (9,054)       8,526        8,526         8,526

 FINANCING ACTIVITIES:

   Proceeds from long-term debt,
     net of payments           45,939       45,939          45,939        6,796        6,796         6,796
                               ------       ------          ------       ------       ------        ------

   Net cash received from
     financing activities      45,939       45,939          45,939        6,796        6,796         6,796

   Effect of exchange rate
     change on cash              (428)        (428)           (428)        (597)        (597)         (597)
                               -------      -------         -------     --------     --------       -------
   Net increase in cash         4,088        4,088           4,088        2,233        2,233         2,233

   Cash at beginning of period  3,892        3,892           3,892        5,560        5,560         5,560
                               -------     -------          -------     --------     --------     --------
 Cash at end of period         $7,980       $7,980          $7,980       $7,793       $7,793        $7,793

 SUPPLEMENTAL DISCLOSURES:
   Cash paid (received)
     during the year for:
   Interest                   $27,608      $27,608         $27,608      $26,792      $26,792       $26,792
   Income taxes                   $21          $21             $21         $144         $144          $144


 See notes to consolidated condensed financial statements.

 ICON Fitness Corp. and its wholly owned subsidiary, IHF Holdings, Inc. and its wholly owned subsidiary, ICON Health & Fitness, Inc.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Basis of Presentation

The consolidated condensed financial statements include the accounts of ICON Fitness Corporation ("ICON Fitness"), its wholly-owned subsidiary, IHF Holdings, Inc. ("IHF Holdings"), and its wholly-owned subsidiary, ICON Health & Fitness, Inc. ("ICON Health"), and its wholly-owned subsidiaries (collectively, the Company). ICON Fitness' parent company, IHF Capital, Inc. ("IHF Capital"), is not a registrant.

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

The preparation of consolidated financial statements in accordance with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingencies at the date of the consolidated financial statements, and the reported amount of revenues and expenses during the period. Actual results could differ from those estimates.

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

Recent Developments

Debt Restructuring

The Company has engaged an investment banker and special legal counsel and is currently pursuing a restructuring of its debt with holders of its notes and is also actively pursuing additional equity and debt financing arrangements in support of such a restructuring. These discussions are continuing. While the Company believes that agreements with respect to the restructuring and additional equity and debt financing can be reached by the end of the current fiscal year, there can be no assurance that any such restructuring will be achieved or such financing secured. The Company's ability to meet its obligations as they become due will be dependent on a restructuring. Notwithstanding these circumstances and the ultimate uncertainty surrounding the nature of any restructuring, these financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NordicTrack Transaction

On December 23, 1998, the Company bought inventory, trademarks and certain other assets of NordicTrack, Inc., a debtor under Chapter 11 of the Bankruptcy Code. The terms of the purchase provided for payment of (i) $6,050,000 in cash at and after closing, subject to adjustment based on the quantity and quality of inventory delivered, (ii) $3,500,000 payable 60 days after closing, and (iii) up to $3,000,000 payable over time as royalties based upon the sale of goods bearing trademarks of NordicTrack, Inc., and other trademark related revenues as follows: 2.0% of the first $50,000,000 of revenues, 1.0% of the next $100,000,000 of revenues, and 0.5% of the next $200,000,000 of revenues. The Company has paid $9.7 million to date as required by the terms of the purchase contract. In a related transaction, the Company obtained leases of 18 NordicTrack retail store locations for no additional consideration other than the assumption of liabilities related to the leases for those locations.

In connection with the NordicTrack transaction, the Company and Sears Roebuck & Co. executed a license agreement that allows Sears to be the exclusive retailer of NordicTrack branded fitness equipment outside of the Company's own retail and direct marketing channels of distribution. In addition, under the agreement, the Company granted Sears a royalty-bearing exclusive license to market fitness apparel and certain categories of sporting goods under the NordicTrack brand. The agreement will run for a term of twelve (12) years subject to certain early termination provisions in 2005. The Company received a non-refundable, one-time fee of $1.2 million for the rights granted to Sears under the agreement.

Subsequent Event

On April 2, 1999, a lawsuit, in which the Company was a party, was settled. The terms of the settlement require the Company to pay $1.0 million to a third party for breach of contract. The Company had $0.5 million accrued at February 27, 1999 associated with this claim and accrued the remaining $0.5 million in the month ended March 27, 1999.

Year 2000 Compliance

The Company utilizes and is dependent upon data processing systems and software to conduct its business. The data processing systems and software include those developed and maintained by the Company's third-party data processing vendors and software which is run on in-house computer systems. The Company has reviewed and assessed all hardware and software to confirm that it will function properly in the Year 2000. With respect to internal systems, the results of the evaluation to date have not revealed any Year 2000 issues that, in the Company's opinion, create a material risk or disruption of operations. The total cost associated with required modifications to become Year 2000 compliant is not expected to be material to the Company's financial position. The estimated total cost of the Year 2000 Project is $2.5 million. The total amount expended on the Project through February 27, 1999, was $1.8 million, which leaves the estimated future cost of completing the Year 2000 Project at approximately $0.7 million. The entire project is expected to be complete by the Company's fiscal fourth quarter of 1999.

With respect to outside vendors, shippers and customers that have responded to our request for information, 24.8% have indicated that their hardware or software is Year 2000. Evaluation of these issues is continuing and there can be no assurance that additional issues, not presently known to the Company, will not be discovered which could present a material risk of disruption to the Company's operations.

The Company's assessment of the risks associated with Year 2000 issues is forward-looking. Actual results may vary for a variety of reasons including those described above.

Seasonality

Financial results for the fitness industry are generally seasonal. Based on the Company's historical experience, the Company would expect greater sales in the second and third quarters than in the fourth and first quarters. The actual results could differ materially depending upon consumer preferences, availability of product, competition, and the Company's customers continuing to carry and promote its various product lines, among other risks and uncertainties. The following table reflects the Company's consolidated net sales for the first, second and third quarters of fiscal 1999 and for each quarter in fiscal 1998 and 1997:

                           First     Second       Third    Fourth
                         Quarter    Quarter     Quarter   Quarter
                         -------    -------     -------   -------
            Fiscal 1999   $117.2     $214.3     $226.7        ---
            Fiscal 1998   $127.5     $236.3     $252.0     $133.5
            Fiscal 1997   $125.8     $249.5     $248.7     $212.2

The Company believes that the relatively moderate rates of inflation in recent years have not had a significant impact on its net sales or profitability.

Three Months Ended February 27, 1999 Compared to Three months ended February 28, 1998

Net sales decreased $25.3 million, or 10.0%, between the three months ended February 27, 1999 and February 28, 1998. Domestic sales of treadmills decreased to $143.8 million for the three months ended February 27, 1999 from $174.7 million for the three months ended February 28, 1998, a 17.7% decrease. Sales of domestic treadmills represented 63.4% and 69.3% in the three months ended February 27, 1999 and February 28, 1998, respectively. Other decreases include a decline in elliptical product sales of $6.2 million. The sale of stationary bikes increased $4.5 million, benches increased $3.2 million, softgoods increased $3.1 million and home spas and other relaxation product sales increased $1.0 million during the third quarter of fiscal 1999 when compared to the third quarter of fiscal 1998. The decline in domestic treadmill sales is attributable to a softening demand in the market as well as a major customer that filed for bankruptcy during the quarter.

Gross profit decreased by $11.6 million, or 15.4%, to $63.9 million for the three months ended February 27, 1999 from $75.5 million for the three months ended February 28, 1998 and decreased as a percentage of net sales to 28.2% from 30.0%. This decrease of 1.8% was largely due to the decline in net sales and changes in product mix.

Selling expenses totaled $32.3 million, or 14.3% of net sales in the third quarter of fiscal 1999, compared to $37.1 million, or 14.7% of net sales for the third quarter of fiscal 1998. This decrease is attributable primarily to a reduction in advertising expenses that have decreased by approximately $4.6 million for the third quarter of fiscal 1999, versus the third quarter of fiscal 1998. Other selling expense decreases included a reduction in salaries and wages of approximately $0.8 million, commission expense of approximately $0.8 million, freight expense of $0.5 million, and approximately a $0.3 million reduction in trade show and other related expenses when compared with the third quarter of fiscal 1998. The above decreased expenses were offset by an increase in bad debt expense of $2.2 million due mainly to the Service Merchandise bankruptcy filing.

Research and development expenses totaled $2.0 million, or 0.9% of net sales for the third quarter of fiscal 1999, compared to $2.0 million, or 0.8% of net sales for the third quarter of fiscal 1998.

General and administrative expenses totaled $13.6 million, or 6.0% of net sales for the third quarter of fiscal 1999, compared to $15.0 million, or 5.9% of net sales for the third quarter of fiscal 1998. This decrease of approximately $1.4 million in general and administrative expenses for the third quarter of fiscal 1999, is attributable to a decrease in legal expense and insurance claims of $0.7 million, salaries, wages and bonuses of $0.6 million, and aggregate other expenses of approximately $0.6 million. These decreased expenses were offset by an increase in depreciation expense of $0.5 million.

As a result of the foregoing factors, operating income was $16.0 million in the third quarter of fiscal 1999, compared to operating income of $21.5 million in the third quarter of fiscal 1998.

Interest expense was $8.6 million for ICON Health, $12.3 million for IHF Holdings and $15.8 million for ICON Fitness for the three months ended February 27, 1999, compared with interest expense of $9.6 million for ICON Health, $12.6 million for IHF Holdings and $15.7 million for ICON Fitness for the three months ended February 28, 1998. The decrease in interest expense for ICON Health and IHF Holdings was a result of decreased borrowings under the amended Credit Agreement at the ICON Health operating level, offset by an increased level of interest expense at the IHF Holdings level relative to accretion of the outstanding principal balance of IHF Holdings indebtedness. The increased level of interest expense for ICON Fitness is also due to the accretion of the principal balances from their respective outstanding indebtedness.

Income tax expense was $1.8 million for ICON Health, $0.8 million for IHF Holdings and a benefit of $0.3 million for ICON Fitness for the third quarter of fiscal 1999, compared with a tax expense of $4.0 million for ICON

Health, $2.9 million for IHF Holdings and $1.9 for ICON Fitness during the third quarter of fiscal 1998. The decrease in tax expense for the third quarter of fiscal 1999, compared to the third quarter of fiscal 1998, was a result of decreased earnings for the Company.

As a result of the foregoing factors, net income was $4.0 million for ICON Health, $0.9 million for IHF Holdings and a net loss of $1.6 million for ICON Fitness for the third quarter of fiscal 1999, compared to net income in the third quarter of fiscal 1998 of $6.7 million for ICON Health, $4.3 million for IHF Holdings and $2.1 million for ICON Fitness.

Operating Results for the Nine Months Ended February 27, 1999 and February 28, 1998

During the first nine months of fiscal 1999, net sales decreased $57.6 million, or 9.4%, to $558.2 million from $615.8 million in the first nine months of fiscal 1998. Domestic treadmill sales for the first nine months of fiscal 1999 accounted for approximately 60.1% of total net sales, versus 62.5% in the first nine months of fiscal 1998. For the first nine months of fiscal 1999, domestic treadmill sales were $335.6 million compared to $385.0 million for the same period a year ago, which represents a $49.4 million decrease. Other decreases include a decline in the sale of airwalkers of $10.5 million, elliptical products of $7.5 million, upright rowers of $3.7 million, miscellaneous and other products of $4.6 million and international sales declines of $4.1 million. The sale of stationary bikes increased $10.9 million, softgood sales increased $4.3 million, home spas and other relaxation product sales increased $4.3 million, and trampoline sales increased $2.7 million during the first nine months of fiscal 1999 compared to the first nine months of fiscal 1998.

Gross profit for the first nine months of fiscal 1999 was $156.4 million, or 28.0% of net sales, compared to $178.2 million, or 28.9% of net sales for the first nine months of fiscal 1998. The decrease of 0.9% in profit margin was attributable to the changes in product mix.

Selling expenses totaled $78.5 million, or 14.1% of net sales, in the first nine months of fiscal 1999, compared to $97.3 million, or 15.8% of net sales for the first nine months of fiscal 1998. This decrease, both in dollars and as a percentage of sales, is attributable primarily to a reduction in advertising expenses that have decreased by approximately $12.3 million for the first nine months of fiscal 1999, versus the first nine months of fiscal 1998. Other selling expense decreases include reductions in salaries and wages of approximately $2.7 million, freight expense of approximately $1.8 million, commission expense of $0.8 million, and trade show and other related expenses of approximately a $4.2 million. Bad debt expense increased for the first nine months of fiscal 1999 over fiscal 1998 by approximately $2.2 million or 56% due mainly to the Service Merchandise bankruptcy filing.

Research and development expenses totaled $5.6 million, or 1.0% of net sales, for the first nine months of fiscal 1999, compared to $6.0 million, or 1.0% of net sales for the first nine months of fiscal 1998. This $0.4 million decrease is attributable to management's efforts to reduce costs in the current year, consisting mainly of contract labor and supplies associated with research and development.

General and administrative expenses totaled $40.0 million, or 7.2% of net sales, for the first nine months of fiscal 1999, compared to $45.3 million, or 7.4% of net sales for the first nine months of fiscal 1998. This decrease of approximately $5.3 million in general and administrative expenses for the first nine months of fiscal 1999, was attributable to a decrease in insurance claims and legal expenses of $3.4 million, salaries and wages of $0.6 million, management fees of approximately $0.4 million, and aggregate other expenses of approximately $2.6 million. These decreased expenses were offset by an increase in bonus expense of $0.5 million and depreciation and amortization expense of $1.2 million.

As a result of the foregoing factors, operating income was $32.4 million in the first nine months of fiscal 1999, compared to operating income of $29.6 million in the first nine months of fiscal 1998. The higher operating income was a result of reduced costs and expenses, primarily advertising, freight and insurance claims and legal costs.

Interest expense was $24.6 million for ICON Health, $35.6 million for IHF Holdings and $46.0 million for ICON Fitness in the first nine months of fiscal 1999, compared to $26.7 million for ICON Health, $35.9 million for IHF Holdings and $45.0 million for ICON Fitness for the first nine months of fiscal 1998. The decrease in interest expense for the operating company and IHF Holdings was due to a lower level of outstanding indebtedness in fiscal 1999 as a result of decreased borrowings under the amended Credit Agreement, partially offset in the case of IHF Holdings by the accretion of the principal balance of its outstanding indebtedness. However, in ICON Fitness, there is an additional level of borrowings with respect to accretion of the principal balances of the Company's outstanding indebtedness.

Income tax expense was $1.1 million for ICON Health, a benefit of $2.4 million for IHF Holdings and a benefit of $6.0 million for ICON Fitness for the first nine months of fiscal 1999, compared with a tax benefit of $0.1 million for ICON Health, $3.2 million for IHF Holdings and $6.5 for ICON Fitness during the first nine months of fiscal 1998. The decrease in tax benefit for the first nine months of fiscal 1999, compared to the first nine months of fiscal 1998, was a result of decreased losses before taxes incurred by the Company.

As a result of the foregoing factors, net profits were $2.2 million for ICON Health, net losses were $6.6 million for IHF Holdings and $14.0 million for ICON Fitness for the first nine months of fiscal 1999, compared to net losses in the first nine months of fiscal 1998 of $0.4 million for ICON Health, $7.6 million for IHF Holdings and $14.0 million for ICON Fitness.

Liquidity and Capital Resources

The Company's liquidity consists of cash, trade accounts receivable, inventories, and a revolving credit facility. At February 27, 1999, working capital was a negative $2.7 million, with a balance of $8.0 million in cash. Cash used in operating activities aggregated $32.4 million for the nine months ended February 27, 1999. Trade accounts receivable increased 48.7% from May 31, 1998 to February 27, 1999, while inventory levels decreased 1.0% from May 31, 1998 to February 27, 1999, largely due to the normal seasonality of the business. There can be no assurance that the Company will have the liquidity to meet its obligations as they become due.

ICON Health had $198.6 million of revolving credit borrowings under the amended Credit Agreement at February 27, 1999 compared to $206.6 million at February 28, 1998. The revolving credit borrowings have increased by $50.1 million from $148.5 million reported at the end of fiscal 1998. Line of Credit borrowings have been used to fund inventory levels, finance normal trade credit for customers, make interest payments on debt obligations and to fund capital expenditures. The long-term portion of the term loans have decreased from $19.5 million reported at the end of fiscal 1998 to $14.6 million at February 27, 1999. This decrease is a result of scheduled debt payments.

As of April 17, 1999, the Company had outstanding, revolving credit borrowings of $150.7 million and unused availability under its amended Credit Agreement of $6.3 million. The Company's ability to meet short-term cash requirements is based on continued collections of trade receivables and extension of credit from both its banks and vendors. The amount of availability under the Company's amended Credit Agreement is determined under the borrowing base formula, which was amended as of July 31, 1998 and subsequently amended April 16, 1999, to increase temporarily the amount that could be borrowed by the Company. After June 30, 1999, the Company will be able to borrow under the Credit Agreement only the amounts that could be borrowed under the borrowing base formula that was in effect prior to the July 31, 1998 amendment plus $5.0 million. The April 16, 1999 Amendment adjusted certain covenant compliance issues for the third quarter ended February 27, 1999 and increased the amount of unused availability for the Company based on an increased level of borrowings associated with eligible inventories.

The Company is highly leveraged. The Company's need for advances under the amended Credit Agreement is affected by a number of factors, including the Company's operating performance, the Company's level of capital expenditures, scheduled debt payments, and the willingness of the Company's suppliers to extend credit to the Company. Many of these factors are beyond the Company's control.

The revolving credit portion of the Company's amended Credit Agreement will be due and payable on August 2, 1999. As a result, the revolving credit portion of the amended Credit Agreement is now classified as a current liability, which has resulted in a significant decrease in working capital when compared to the May 31, 1998 balance sheet. There can be no assurance that the Company will be able to enter into arrangements to replace that borrowing facility.

The Company is required to pay $6.5 million of interest on ICON Health's 13% Senior Subordinated Notes semiannually each January 15 and July 15, and will be required to repay $101.25 million of principal on those notes on July 15, 2002.

In fiscal 1999, the Company will be required to pay $1.65 million of principal under the term loan portion of its amended Credit Agreement each quarter on the last day of March, June, September and December. The amount of such quarterly principal payments will decrease to $1.56 million in fiscal 2000 and will continue at that rate until the final payment of $5.6 million in December 2002. Once repaid, borrowings under the Company's term loan cannot be borrowed again.

The first payment of cash interest on IHF Holdings' 15% Senior Secured Discount Notes will be due May 15, 2000. Commencing on that date, the Company will be required to pay $9.3 million of interest on those notes semiannually each May 15 and November 15. The Company will be required to pay $132.2 million of accreted principal on those notes on November 15, 2004.

The first payment of cash interest on ICON Fitness' 14% Senior Discount Notes will be due May 15, 2002. Commencing on that date, the Company will be required to pay $11.3 million of interest on those notes semiannually each May 15 and November 15. The Company will be required to pay $162.0 million of accreted principal on those notes on November 15, 2007.

The Company will require substantial additional cash flow to meet these obligations, and is, therefore, seeking to effect a restructuring of its debt. See "Recent Developments-Possible Debt Restructuring."

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company is party to a variety of non-product liability commercial suits involving contract and intellectual property claims. The Company believes that potential adverse resolution of these suits will not have a material adverse effect on the Company. The Company is also involved in several patent infringement claims, arising in the ordinary course of business. The Company believes that the ultimate outcome of these matters will not have a material adverse affect on the financial position or results of operations of the Company.


Item 2.  Changes in Securities.

  None.

Item 3.  Defaults Upon Senior Securities.

  None.


Item 4.  Submission of Matters to a Vote of Security Holders.

  None.

Item 5.  Other Information.

  None.

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits
10.1C Amendment  No. 13 to Amended and  Restated  Credit  Agreement  dated as of
      April 16, 1999 among ICON Health & Fitness, Inc., the lenders named therein, and General Electric Capital Corporation
10.1D Amendment  No. 14 to Amended and  Restated  Credit  Agreement  dated as of
      April 16, 1999 among ICON Health & Fitness, Inc., the lenders named therein, and General Electric Capital Corporation
27.1  Financial Data Schedule for ICON Fitness Corporation.
27.2  Financial Data Schedule for IHF Holdings, Inc.
27.3  Financial Data Schedule for ICON Health & Fitness, Inc.

(b)  Reports on Form 8-K

  None.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.



ICON Fitness Corporation
IHF Holdings, Inc.
ICON Health & Fitness, Inc.
(Registrants)

By: /s/ Gary Stevenson                    Date: April 19, 1999
-------------------------                 --------------------
Gary Stevenson, President


By: /s/ S. Fred Beck                      Date: April 19, 1999
-------------------------------------     --------------------
S. Fred Beck, Chief Financial Officer